Form 10QSB
period 2001-09-30
HUSKER AG PROCESSING LLC
filed 2001-12-18
CIK 1133555

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 2001; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ___________ to ____________.

         Commission file number: pending (Securities Act file number: 333-60580)


                            HUSKER AG PROCESSING, LLC
             (Exact name of registrant as specified in its charter)


         Nebraska                          2689                  47-0836953
         --------                          ----                  ----------
(State or other jurisdiction of (Primary Standard Industrial   (IRS Employer
Incorporation or organization)   Classification Code Number) Identification No.)

                                510 Locust Street
                                   P.O. Box 10
                            Plainview, Nebraska 68769
                                 (402) 582-4446
    ------------------------------------------------------------------------
   (Address and telephone number of registrant's principal executive offices)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [  ]      No  [ X ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       outstanding at September 30, 2001
             -----                       ---------------------------------
         Membership Units                      916 membership units



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HUSKER AG PROCESSING, LLC
                        INDEX TO 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 2001



PART I    FINANCIAL INFORMATION                                             PAGE

          ITEM 1.  FINANCIAL STATEMENTS

                   BALANCE SHEETS.......................................     3

                   STATEMENTS OF OPERATIONS ............................     4

                   STATEMENT OF MEMBERS' EQUITY (DEFICIT) ..............     5

                   STATEMENTS OF CASH FLOWS ............................     6

                   NOTES TO FINANCIAL STATEMENTS .......................     7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS oF OPERATIONS .......    10


PART II   OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS ...................................    11

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...........    11

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .....................    11

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS ....................................    12

          ITEM 5.  OTHER INFORMATION ...................................    12

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................    12

                   SIGNATURES ..........................................    12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS


                                               September 30,        December 31,
                                                   2001                2000
                                             ----------------      -------------
                                                (Unaudited)
CURRENT ASSETS

    Cash                                          $121,624           $  3,257
    Interest receivable                                291               -
                                                  --------            -------
          Total current assets                     121,915              3,257

PROPERTY AND EQUIPMENT, at cost
    Land and site development                       79,507              4,500
    Office equipment                                 7,099              1,101
                                                  --------           --------
                                                    86,606              5,601
        Less accumulated depreciation                  778                 74
                                                  --------           --------
                                                    85,828              5,527

OTHER ASSETS
    Deferred offering costs                        278,452             27,641
    Deferred financing costs                        15,000               -
                                                  --------           --------
                                                   293,452             27,641
                                                  --------           --------
                                                  $501,195           $ 36,425
                                                  ========           ========

                   LIABILITIES AND MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                              $  9,434           $ 26,329
    Accounts payable - offering costs              143,804             27,641
                                                  --------           --------
        Total current liabilities                  153,238             53,970
                                                  --------           --------

COMMITMENTS

MEMBERS' EQUITY (DEFICIT)
   Membership units, 18 and 916 units issued
     and outstanding at December 31, 2000
     and September 30, 2001, respectively          414,976              2,250
   Deficit accumulated during the
     development stage                             (67,019)           (19,795)
                                                  --------           --------
                                                   347,957            (17,545)
                                                  --------           --------
                                                  $501,195           $ 36,425
                                                  ========           ========

        The accompanying notes are an integral part of these statements.

                            Husker Ag Processing, LLC

                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                Three months              Nine months           February 24, 2000
                                                   ended                     ended             (inception) through
                                             September 30, 2001        September 30, 2001       September 30, 2001
                                             ------------------        ------------------      -------------------
REVENUE                                             $   -                   $   -                   $   -

OPERATING EXPENSES
  General and administrative                          35,100                  148,441                 210,431
                                                    --------                ---------               ---------
    Operating loss                                   (35,100)                (148,441)               (210,431)
                                                    --------                ---------               ---------

OTHER INCOME

  Non-member contributions                             4,222                   18,322                  60,517
  Grant                                                 -                      75,000                  75,000
  Interest income                                      1,580                    7,895                   7,895
                                                    --------                ---------               ---------
                                                       5,802                  101,217                 143,412
                                                    --------                ---------               ---------
    Net loss                                        $(29,298)               $ (47,224)              $ (67,019)
                                                    ========                =========               =========

Basic and diluted loss per
  membership unit                                   $    (32)               $     (55)              $    (160)
                                                    ========                =========               =========

Weighted average units outstanding                       916                      866                     420
                                                    ========                =========               =========


        The accompanying notes are an integral part of these statements.

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                     STATEMENT OF MEMBERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 2001

                                   (Unaudited)

                                                                               Deficit
                                                                             accumulated
                                                                               during
                                                Membership units                 the             Members'
                                             ----------------------          development          equity
                                             Number          Amount             stage            (deficit)
                                             ------          ------          -----------         ---------
Balance at January 1, 2001                      18          $  2,250          $(19,795)          $(17,545)

Member contributions from
   private offering, net of offering
   costs of $38,274                            834           378,726                 -            378,726

Director options exercised                      64            34,000                 -             34,000

Net loss                                         -                 -           (47,224)           (47,224)
                                               ---          --------          --------           ---------

Balance at September 30, 2001                  916          $414,976          $(67,019)          $ 347,957
                                               ===          ========          ========           =========

         The accompanying notes are an integral part of this statement.

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                              Nine months             February 24, 2000
                                                                                 ended               (inception) through
                                                                          September 30, 2001          September 30, 2001
                                                                          ------------------         -------------------

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATINGH ACTIVITIES
  Net loss                                                                   $ (47,224)                 $ (67,019)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Noncash compensation                                                       18,000                     18,000
     Depreciation expense                                                          704                        778
     Change in operating liabilities:
       Accounts payable                                                        (16,895)                     9,434
       Interest receivable                                                        (291)                      (291)
                                                                             ---------                  ---------
       Net cash used in operating activities                                   (45,706)                   (39,098)
                                                                             ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Land and site development                                                    (75,007)                   (79,507)
  Purchase of office equipment                                                  (5,998)                    (7,099)
                                                                             ---------                  ---------
     Net cash used in investing activities                                     (81,005)                   (86,606)
                                                                             ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from issuance of membership units                             433,000                    435,250
  Offering costs paid                                                         (187,922)                  (187,922)
                                                                             ---------                  ---------
     Net cash provided by financing activities                                 245,078                    247,328
                                                                             ---------                  ---------

Net increase in cash                                                           118,367                    121,624
Cash at beginning of period                                                      3,257                       -
                                                                             ---------                  ---------
Cash at end of period                                                        $ 121,624                  $ 121,624
                                                                             =========                  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Accounts payable incurred for offering costs                               $116,163                   $143,804

  Increase in membership units related to options granted                    $ 18,000                   $ 18,000






        The accompanying notes are an integral part of these statements.

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

NOTE A - ORGANIZATION AND SUMMARY oF ACCOUNTING POLICIES

    A summary of the organization and significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    1.   Nature and organization of Company

    Husker Ag Processing, LLC (the Company) is a Nebraska Limited Liability Company located in Plainview, Nebraska.

    The Company was organized to obtain equity investors and debt financing to construct, own and operate a 20 million gallon per year ethanol plant. Construction is planned to begin in December 2001 and operations are expected to commence 14 to 16 months later. The Company's products will include fuel grade ethanol and distiller grains. The Company expects to sell ethanol in limited markets throughout the United States and distiller grains in the surrounding counties in Nebraska.

    Since inception, the Company has devoted substantially all its efforts to organizational, project feasibility and financing activities. Accordingly, the Company is in the development stage as it has not commenced operations and generated revenues.

    The Company has incurred losses since inception. The Company will require additional debt and equity financing to meet working capital needs and to finance its planned construction project. Although management believes the Company will obtain such financing, there can be no assurances that such financing will be available in the future on terms acceptable to the Company.

    The Company is subject to the risks and uncertainties encountered by development stage enterprises. The Company's success will depend on management's ability to implement the Company's business plan. Even if the Company successfully implements its business plan, it may not succeed financially due to numerous other factors.

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES - Continued

    2.   Unaudited Interim Financial Statements

    The unaudited financial statements as of and for the nine months ended September 30, 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations as of such date and for such period. The results for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

    Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission.

    3.   Earnings Per Membership Unit

    For purposes of calculating basic earnings per membership unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue. For purposes of calculating diluted earnings per membership unit, units subscribed for but not issued by the Company are also included in the computation of outstanding membership units.

NOTE B - MEMBERS' EQUITY

    During January 2001, the Company completed a private offering of 834 membership units to accredited investors for $500 per unit. Upon completion of the private offering, each director was also granted an option to purchase up to eight units for $250 per unit until the option expired February 15, 2001. The Company recognized $18,000 of compensation expense related to the granting of these options. The directors purchased 64 units upon exercise of the options. In total, the Company sold 898 units and realized net proceeds of $394,726, net of offering costs of $38,274.

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

NOTE B - MEMBERS' EQUITY - Continued

    The Company is using the net proceeds of the private offering to pay for costs associated with obtaining debt financing totaling up to approximately $20,000,000 and a planned public equity offering of 13,000 to 15,000 membership units at an offering price of $1,000 per unit. The purpose of these capital raising activities is to raise sufficient capital to build the ethanol plant and commence operations.

    On December 1, 2001, the Company completed its public equity offering selling 14,402 membership units for gross proceeds of $14,402,000.

    There are significant transfer restrictions on transferability of membership units. The Company's Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Company Act and regulations of the Internal Revenue Service ("IRS") significantly restrict the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company's Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations.

    The Board of Directors will not approve transfers unless they fall within "safe harbors" contained in the publicly-traded partnership rules under the tax code, which include, without limitation, the following:

          .   transfers by gift,
          .   transfer upon death of a member,
          .   transfers between family members, and
          .   transfers that comply with the "Qualifying Matching Services"
              requirements.

    Any transfers of membership units in violation of the publicly-traded partnership rules or without the prior consent of the Board of Directors will be null and void.

NOTE C - COMMITMENTS

    On November 30, 2001 the Company entered into a definitive design build agreement with a general contractor for the design and building of the ethanol plant. Plant construction costs are estimated to be $26,900,000 and exclude land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. The general contractor and the president of the prime subcontractor purchased Company membership units at $1,000 per unit for $1,000,000 and $250,000, respectively, on November 30, 2001 and December 1, 2001, respectively.

                            Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                          NOTES To FINANCIAL STATEMENTS

                               September 30, 2001

NOTE C -- COMMITMENTS - Continued

    On November 30, 2001, the Company entered into a written financing commitment with Sterns Bank, N.A. for up to $20,000,000 of debt financing. The financing commitment provides for, among other things, establishing an 18 month construction loan that will convert to a ten year term note upon completion of construction, a floating interest rate of prime plus 0.25% (adjusted quarterly), collateralization by substantially all assets of the Company, and obtaining a 60% guarantee by the United States Department of Agriculture (USDA). If the USDA declines the loan, Sterns Bank has agreed to proceed on a conventional loan basis. Loan closing costs, include, but are not limited to, the following: 2% Origination Fee ($400,000), a 2% USDA Fee ($240,000), Documentation Fee ($500), plus third party expenses, such as title insurance, legal fees, appraisal, survey, USDA feasibility study and filing fees.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company filed a Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act Registration Statement") with the Securities and Exchange Commission on May 10, 2001 which became effective on August 28, 2001. The 1933 Act Registration Statement registered 15,000 membership units with an aggregate offering price of $15,000,000.

MANAGEMENT'S PLAN OF OPERATIONS

         The section entitled "Management's Plan of Operations" as set forth in the prospectus filed with the Securities and Exchange Commission on May 10, 2001, as part of the Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580), as amended is hereby incorporated by reference.

         On August 10, 2001, the Company entered into a contract labor agreement with Allen H. Sievertsen who will serve as the Company's construction and general manager for $7,500 per month plus reimbursement of expenses.
Mr. Sievertsen's duties include handling prospective employee and investor meetings, personnel management, financial management, and construction supervision. The Company has agreed to retain Mr. Sievertsen for a one year term which expires in August 2002. The parties may agree to renew the agreement for additional one year terms. Either party may terminate the agreement on 60 days written notice to the other party. If the Company terminates Mr. Sievertsen without cause, the Company must compensate him for 60 days from the termination notice. However, if the Company terminates Mr. Sievertsen for breach of his agreement, the Company is not required to provide him any notice of termination and he is not entitled to any compensation after his termination date.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had cash of $121,624, current assets of $121,915 and total assets of $501,195. The Company had current liabilities totaling $153,238. The Company had an accumulated deficit of $67,019 and members' equity as of September 30, 2001 was $347,957.

         For the three months and nine months ended September 30, 2001, the Company had no revenues. The Company's net losses for the three months and nine months ended September 30, 2001 totaled $29,298 and $47,224, respectively. Cash used for operating activities for the nine months ended September 30, 2001 totaled $45,706, primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees.

         Cash used for investing activities for the nine months ended September 30, 2001 totaled $81,005 and was spent on the purchase and development of the ethanol plant site ($75,007) and the purchase of office equipment ($5,998). Cash flows from financing activities for the nine months ended September 30, 2001 totaled $245,078, which consisted of gross proceeds of $433,000 from the issuance of membership units from a private offering in January 2001, net of offering costs of $187,922 paid by the Company for the private offering ($38,274) and the public equity offering ($149,648).

         On November 30, 2001, the Company entered into a written financing commitment with Stearns Bank, N.A. for up to $20,000,000 of debt financing. On December 1, 2001, the Company completed its public equity offering selling 14,402 membership units for gross proceeds of $14,402,000.

         The Company is still in the development phase, and until the proposed ethanol plant is complete and operating, will generate no revenue. Management anticipates the accumulated losses will continue to increase until the ethanol plant is operating. Funds to construct the ethanol plant will come from the proceeds of the Company's public offering and construction loans from Stearns Bank, N.A.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)   Use of Proceeds:

         On August 28, 2001 the 1933 Act Registration Statement for the initial public offering of our membership units became effective. 15,000 membership units were registered with an aggregate offering price of $15,000,000. The offering commenced on August 29, 2001 in the states of Nebraska, Kansas (accredited investors only), Minnesota (accredited investors only pursuant to state exemption) and South Dakota; on September 10, 2001 in the state of Iowa (accredited investors only pursuant to state exemption); and on October 17, 2001 in the state of Colorado. As of September 30, 2001, the Company had not yet closed its offering, but had received 122 applications seeking subscriptions to 1866 membership units for an aggregate offering price of $1,866,000 which must remain in an escrow account until closing of the offering. As of September 30, 2001, the Company had not yet closed its offering and therefore had not accepted any of the subscriptions, and therefore, did not yet have any net offering proceeds.

         The Company does not have an underwriter. The Company's directors and officers are selling the membership units directly to investors. The Company is not paying its officers, directors or any other person any commission in connection with the purchase or sale of the membership units. Therefore, from August 28, 2001, the effective date of the registration, to September 30, 2001, the Company incurred no expenses in connection with the issuance and distribution of the membership units for underwriting discounts, commissions, finder's fees or other expenses paid to or for underwriters. As of September 30, 2001, the Company incurred $___________ of offering related costs, including the SEC registration fee, Blue Sky filing fees and expenses, printing expenses, legal fees, and miscellaneous expenses. None of these expenses represented a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our membership units.

         On December 1, 2001, the Company completed its public equity offering selling 14,402 membership units for gross proceeds of $14,402,000.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

         99(i) Section entitled "Management's Plan of Operations" set forth in the prospectus filed with the Securities and Exchange Commission on May 10, 2001, as part of the Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act Registration Statement") and incorporated by reference in response to
                   Part I, Item II.

         (b)       REPORTS ON FORM 8-K

         The Company filed no current reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:    December 12, 2001       By: /s/ Gary Kuester
                                          --------------------------------------
                                            Gary Kuester, Chairman of the Board,
                                                   President and Director

     Date:    December 12, 2001       By: /s/ Fredrick J. Knievel
                                          --------------------------------------
                                            Fredrick J. Knievel, Treasurer and
                                            Director
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                                                       Sequentially
                                                                                                         Numbered
 Exhibit                                                                                                   Page
    No.                              Description                              Method of Filing           Location
 -------                             -----------                              ----------------         ----------
 (99)(i)      Section entitled "Management's Plan of Operations" set           Filed herewith.         Pages 14-19
              forth in the prospectus filed with the Securities and
              Exchange Commission on May 10, 2001, as part of the Company's
              Registration Statement on Form SB-2 (SEC Registration No.
              333-60580, as amended (the "1933 Act Registration Statement") and incorporated by reference in response to Part I, Item II.
