Form 10KSB
period 2001-12-31
HUSKER AG PROCESSING LLC
filed 2002-03-29
CIK 1133555

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 2001.

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ___________ to ___________

                       Commission file number: 333-60580

                               -----------------

                           HUSKER AG PROCESSING, LLC
            (Exact name of registrant as specified in its charter)

         Nebraska                    2689                   47-0836953
      (State or other          (Primary Standard
      jurisdiction of             Industrial               (IRS Employer
     Incorporation or         Classification Code
       organization)                Number)               Identification)

                               510 Locust Street
                                  P.O. Box 10
                           Plainview, Nebraska 68769
                                (402) 582-4446
  (Address and telephone number of registrant's principal executive offices)

        Securities registered under Section 12(g) of the Exchange Act:

                      Membership Units ($1,000 per unit)
                               (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]    No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for its most recent fiscal year: $0

   As of March 26, 2002, the aggregate market value of the membership units held by non-affiliates of the Company was $6,167,000. Membership units held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2002, 15,318 shares of the Company's membership units were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE.

   None.

   Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

================================================================================

                           HUSKER AG PROCESSING, LLC
                      INDEX TO 10-KSB FOR THE FISCAL YEAR

                            ENDED DECEMBER 31, 2001

 PART I

     ITEM 1.  BUSINESS....................................................  1

     ITEM 2.  PROPERTIES..................................................  5

     ITEM 3.  LEGAL PROCEEDINGS...........................................  5

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  5

 PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MEMBERSHIP
              MATTERS.....................................................  6

     ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS.............................  7

     ITEM 7.  FINANCIAL STATEMENTS........................................ 18

              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ITEM 8.  AND FINANCIAL DISCLOSURE.................................... 27

 PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.............. 26

     ITEM 10. EXECUTIVE COMPENSATION...................................... 29

              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     ITEM 11. MANAGEMENT.................................................. 30

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 32

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................ 33

 SIGNATURES............................................................... 35

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development.

   Husker Ag Processing, LLC, a Nebraska limited liability company ("Husker Ag" or the "Company"), was organized on August 29, 2000 to construct and operate an ethanol plant to be located near Plainview, Nebraska. Husker Ag's principal business office is currently located at 510 W. Locust Street, P.O. Box 10, Plainview, Nebraska 68769. Husker Ag is managed by a 13 member Board of Directors.

(b) Business of Issuer.

   Husker Ag was formed to construct and operate a 20 million gallon per year ethanol plant to be located near Plainview, Nebraska. Preliminary planning for the ethanol plant project began in spring 2000. Husker Ag's ethanol plant is expected to convert, on an annual basis, 7.5 to 8 million bushels of corn into approximately 20 million gallons of ethanol per year. The ethanol plant is also expected to produce approximately 160,000 tons annually of animal feed known as distiller grains, which may be sold as distillers dried grains with solubles, distillers modified wet grains and distillers wet grains. These are the principal co-products of the ethanol production process.

   Husker Ag purchased approximately 47 acres of real property located 31/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. Plainview Development Corporation, which is a local non-profit, community development corporation, located the property and obtained an Option to Purchase the property dated July 3, 2000 from the owner of the property. On November 27, 2000, Plainview Development Corporation assigned the property option to the Company. The option gave Husker Ag the right to buy the property for a purchase price of $50,525 which equals approximately $1,075 per acre. Husker Ag exercised the option and purchased the property on March 9, 2001. Husker Ag's Board of Directors chose the plant site based on access to rail transportation, natural gas, and water, proximity and cost of raw material supplies, proximity to product markets and amenity to construction.

  Design Build Contract

   On November 30, 2001, Husker Ag executed its Design-Build Contract with Fagen, Inc., Granite Falls, Minnesota ("Fagen"). Under the Design-Build Contract, Fagen will act as the Company's design-builder and will construct a 20 million gallon per year ethanol plant for a contract price of $26.9 million, subject to adjustments made in accordance with the general conditions of the contract. The Company is responsible for construction of the administration building at the ethanol plant site; office, maintenance and power equipment required at the plant; and construction of an on-site rail spur. The Company also entered into a limited license to use the technology and information in the design and construction of the ethanol plant with ICM, Inc., a Kansas corporation.

   The Company will make payments to Fagen on a progress billing basis, based upon monthly applications for payment for all work performed as of the date of the application. The Company will retain 10% of the amount submitted in each payment application; but when 50% of the work has been completed ($13,450,000 aggregate payment), the Company will pay the full amount of each payment application, unless there is less than $1,345,000 total retainage. Upon substantial completion of the entire work, as defined in the Design-Build Contract, the Company will release all retained amounts, less an amount equal to the reasonable cost to complete all remaining items, and provided that Fagen has met the performance guarantee criteria set forth in the agreement, which includes a requirement that the plant operate at a rate of 20 million gallons per year of ethanol, based on a seven-day performance test. In accordance with the terms of the Design-Build Contract, the Company paid to Fagen a mobilization fee of $1 million (less a 10% retainage) on January 2, 2002, which is applied to the total contract price.

   Under the Design-Build Contract Fagen is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of the scheduled substantial completion date, and the Company is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond the scheduled substantial completion date. The scheduled substantial completion date is 485 calendar days after a valid owner's notice to proceed is given by the Company.

   The Company broke ground at the plant site on November 16, 2001. Husker Ag then submitted a valid notice to proceed to Fagen on December 20, 2001 and Fagen is currently in the process of constructing the ethanol plant. As of March 12, 2002, Fagen was in the process of laying the foundation for the plant's 3 large fermentation tanks and its beer well. The elapsed time from ground breaking to mechanical completion of the plant is currently expected to take approximately 14 to 16 months.

Description of Dry Mill Process

   Our ethanol plant will produce ethanol by processing corn. The corn will be received by semi-trailer truck, and will be weighed and then unloaded in a receiving building. It will then be transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn will be transported to a hammermill or grinder where it will be ground into flour and conveyed into a tank for processing. We will add water, heat and enzymes to breakdown the starch in the ground corn. The resulting slurry will be heat sterilized and pumped to a tank where additional enzyme will be added to further breakdown the starch. Next, the mash will be pumped into fermenters, where other enzymes and yeast will be added, to begin a batch fermentation process. A distillation process will divide the alcohol from the corn beer. The alcohol, which exits the distillation process, will then be further dried using a molecular sieve. The resulting 200 proof alcohol will then be pumped to farm shift tanks and blended with five percent gasoline denaturant as it is pumped into storage tanks.

   Stillage from the distillation process will then be pumped into one of several centrifuges. Water from the centrifuges will be evaporated into a thick syrup. The solids that exit the centrifuge are called wet cake and may be conveyed to dryer for drying. Syrup may be added to the wet cake as it enters the dryer, where moisture will be removed. This process produces Distiller Dried Grains Solubles, which may be used as animal feed. The wet grain and syrup may be combined and sold as animal feed without drying or with only partial drying.

  Ethanol

   Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (a) an octane enhancer in fuels; (b) an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and (c) a non-petroleum-based gasoline extender.

   Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies. Motor vehicles in the United States consume more than 130 billion gallons of gasoline every year.

   Once operational, Husker Ag anticipates receiving benefits from economic incentives to produce ethanol. Ethanol blenders can claim a 5.4 cents per gallon of blended gasoline exemption from the federal gasoline excise tax. This federal ethanol tax subsidy, which was set to expire in 2000, has been extended through December 31, 2007. The exemption will gradually drop to 5.1 cents in 2005. Husker Ag also anticipates receiving the benefits of the federal small producer's credit which is a 10c per gallon of ethanol tax credit available for ethanol produced at plants with 30 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax 10c per gallon of ethanol on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2007. The pass-through nature of Husker Ag's partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member.

   Once operational, Husker Ag anticipates receiving economic benefits to produce ethanol at the state level as well. The State of Nebraska established a production tax credit of 18c per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who then will reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer shall receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level to qualify for credits is 100,000 gallons of ethanol annually. Once operational and assuming Husker Ag is producing at least 15,625,000 gallons of ethanol in one year, this producer tax credit could result in payments of up to $2,812,500 to Husker Ag annually; subject to the statutory maximum limit. The production incentive is scheduled to expire June 30, 2012.

  Distiller Grains.

   A principal co-product of the ethanol production process are distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing may create three forms of distiller grains: distillers wet grains, distillers modified wet grains, and distillers dried grains. Distillers wet grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days). Distillers modified wet grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Marketing and Distribution Methods

   Ethanol. Husker Ag intends to sell and market ethanol through normal and established markets which will include local, regional and national markets. The Company currently expects to sell the ethanol produced by its plant in bulk to a single distributor pursuant to an output contract. The Company also believes that most of its ethanol will be sold into markets throughout the United States and will be shipped primarily by rail. The target market area for the ethanol produced at the plant is expected to include local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota, Illinois, Wisconsin and Iowa.

   The plant is being designed with rail facilities and connections to the Northeast Nebraska Railway railroad system, which will facilitate transporting the ethanol Husker Ag produces to its national target markets. Husker Ag currently expects that in Nebraska 80% of its ethanol will be marketed by rail and 20% by truck. Marketing to markets outside of Nebraska will likely increase the percentage of ethanol marketed by rail. Based on the Nebraska market and the Company's target national market, the Company currently anticipates approximately two-thirds of the ethanol to be marketed by rail, although this may change as various market conditions change. The national target rail markets for the facility will include the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase outs.

   Husker Ag is currently negotiating with potential ethanol marketers to market and sell 100% of its ethanol, although it has not yet entered into any agreements with such marketers. Although Husker Ag will continue to have discussions with and will maintain its relationships with potential ethanol marketers, Husker Ag does not intend to enter into any agreement with binding terms until construction of the ethanol plant nears completion and the Company is closer to commencing operations. Husker Ag anticipates that the selected ethanol distributor will market the Husker Ag ethanol into three distinct markets: national, regional and local and based on an evaluation of demand, price and cost the marketer will typically sell ethanol into the market paying the highest price which could be a national market.

   Distiller Grains. The dry milling process that produces ethanol also produces distiller grains, which are primarily used as a high protein animal feed. The price of distiller grains generally varies with grain prices, so that increases in grain costs are partially offset by increases in distiller grain prices. Husker Ag intends to aggressively pursue development of a local distillers wet grain or modified distillers wet grain market. Husker Ag expects to sell its distillers wet grain primarily to feedlots, cattle feeders and dairies within a 50-mile to 100-mile radius of the ethanol plant.

   Husker Ag currently intends to develop an internal marketing and sales force to market and sell the distillers wet grains and modified distillers wet grains produced and to keep all distiller grains marketing and sales efforts in-house. Husker Ag expects that a substantial portion of its distiller grains will be sold to farms in close proximity to the proposed ethanol plant. The Company's business is expected to enjoy a competitive freight advantage in the distiller grains market since the Company believes that a sufficient market is located within the plant's service area to consume the majority of the distiller grains produced.

  Competition

   Once operational, Husker Ag will be in direct competition with numerous other ethanol producers, many of whom have greater resources than it does. The Company also expects that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Husker Ag's proposed ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. Husker Ag believes it can compete favorably with other ethanol producers due to its proximity to ample corn supplies at favorable prices. Historically, prices for corn grown in Nebraska have been lower, compared to prices for corn grown in other areas of the United States.

   During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to an estimated 1.8 billion gallons per year. Plans to construct new plants or to expand existing plants have been announced which would increase capacity by approximately 235 million gallons per year and this increase in capacity may continue in the future. Husker Ag cannot determine the effect of this type of an increase upon the demand or price of ethanol, although such plants may compete with the Company in the sale of ethanol and related products.

   The ethanol industry has grown to over 55 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 2 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Minnesota Corn Processors, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to Husker Ag's.

  Corn Supply and Corn Prices

   Husker Ag anticipates that its ethanol plant will need between approximately
7.5 to 8 million bushels of corn per year or 21,000 bushels per day as the feedstock for its dry milling process. The grain supply for the ethanol plant will be obtained primarily from local markets. During the five year period between 1996 to 2000, in the five county area surrounding the plant, corn production averaged 94 million bushels annually.

   The price and availability of corn are subject to significant fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Husker Ag therefore anticipates that its plant's profitability will be negatively impacted during periods of high grain prices.

  Government Regulation and Environmental Matters

   The operations of Husker Ag are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks. Husker Ag believes it is currently in substantial compliance with environmental laws and regulations and that it will maintain its substantial compliance once operational. Protection of the environment requires Husker Ag to incur expenditures for equipment, processes and permitting. If Husker Ag were found to have violated federal, state or local environmental regulations, the Company could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect its business.

  Employees

   At March 26, 2002, Husker Ag had one full-time receptionist, one part-time bookkeeper and a full-time construction and general manager. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company's corporate offices are currently located at 510 W. Locust Street, P.O. Box 10, Plainview, Nebraska 68769, phone number (402) 582-4446. This property consists of approximately 1,500 square feet which is owned by the City of Plainview, Nebraska. The City of Plainview currently permits Husker Ag to use this office space rent free. This office is temporary and Husker Ag is in the process of constructing a new administrative office building located on the plant site which will serve as the Company's corporate offices. Once constructed, the building will consist of approximately 5,700 square feet.

   Husker Ag owns 47 acres of real property located 31/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. Plainview Development Corporation, which is a local non-profit, community development corporation, located the property and obtained an Option to Purchase the property dated July 3, 2000 from the owner of the property. On November 27, 2000, Plainview Development Corporation assigned the property option to the Company. The option gave Husker Ag the right to buy the property for a purchase price of $50,525 which equals approximately $1,075 per acre. Husker Ag exercised the option and purchased the property on March 9, 2001.

   Husker Ag's management believes the properties and facilities of Husker Ag will be adequate to support Husker Ag's proposed business operations.

ITEM 3. LEGAL PROCEEDINGS

   Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition results or operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of members during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established trading market for Husker Ag's membership units. To maintain its partnership tax status, members of Husker Ag may not trade the membership units on an established securities market or readily trade the membership units on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Husker Ag to be deemed a publicly traded partnership.

   Husker Ag restricted the ability of members to transfer membership units in its Operating Agreement. To help ensure that a secondary market does not develop, Husker Ag's Operating Agreement prohibits transfers without the approval of its Board of Directors. The Board of Directors will not approve transfers unless they fall within "safe harbors" contained in the publicly-traded partnership rules under the tax code, which include: (a) transfers by gift, (b) transfer upon death of a member, (c) transfers between family members, and (d) transfers that comply with the "qualifying matching services" requirements. Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board will be invalid.

   During January 2001, the Company completed a private offering of 834 membership units to accredited investors for $500 per membership unit. Husker Ag financed the purchase of the site with the proceeds of this private offering which expired January 15, 2001. The purpose of the private offering was to raise initial capital to cover formation costs and the costs associated with the Company's public offering. Upon completion of the private offering, each director was also granted an option to purchase up to eight units for $250 per unit until the option expired February 15, 2001. The directors purchased 64 units upon exercise of the options. The Company recognized $18,000 of compensation expense related to the granting of these options. In total, the Company sold 898 units and realized net proceeds of $394,726, net of offering costs of $38,274.

   On March 19, 2001, the Husker Ag Board of Directors authorized a two for one membership unit split for all members of record as of March 19, 2001 which increased the then issued and outstanding membership units from 458 units to 916 units. The number of membership units and prices paid for the membership units issued described above and throughout this Form 10-KSB have been retroactively restated to give effect to the membership unit split.

   On August 28, 2001 the 1933 Act Registration Statement for the initial public offering of Husker Ag's membership units became effective. Husker Ag registered 15,000 membership units with an aggregate offering price of $15,000,000. The offering commenced on August 29, 2001 in the states of Nebraska, Kansas (accredited investors only), Minnesota (accredited investors only pursuant to state exemption) and South Dakota; on September 10, 2001 in the state of Iowa (accredited investors only pursuant to state exemption); and on October 17, 2001 in the state of Colorado.

   On December 1, 2001, the Company completed its public offering of membership units. Completion of the offering required the Company to raise at least $13 million from the sale of membership units and obtaining at least $20 million of debt financing necessary to complete the construction of the ethanol plant. Pending satisfaction of these conditions, all funds were held in escrow. The Company satisfied all conditions to closing and raised $14,402,000 from the sale of 14,402 membership units and secured up to $20 million in debt financing.

   The Company did not utilize the services of an underwriter in either its private or public offering. The Company's directors and officers sold the membership units directly to investors. The Company did not pay its officers, directors or any other person any commission in connection with the purchase or sale of the membership units. Therefore, the Company incurred no expenses in connection with the issuance and distribution of the membership units for underwriting discounts, commissions, finder's fees or other expenses paid to or for underwriters.

   The Company incurred $285,814 of offering costs relating to its public offering resulting in net proceeds to the Company of $14,116,186. As of December 31, 2001, the Company used the public proceeds to pay the offering costs, including the $3,750 SEC registration fee, Blue Sky filing fees and expenses, printing expenses, legal fees, and miscellaneous expenses. None of these expenses represented a direct or indirect payment to directors, officers or persons owning 10% or more of any class of Husker Ag's membership units.

   As of December 31, 2001, Husker Ag has paid $285,814 in offering costs relating to its public offering, as follows: (1) $266,374 in professional fees and expenses, including, without limitation, attorneys' fees, accounting fees and printing fees (2) $3,750 in SEC registration fees, and (3) $15,690 in blue sky filing fees.

   In addition to the offering expenses, as of December 31, 2001, the Company had expended a total of $795,865.04 of the public offering net proceeds as follows:

      (1) $109,425 to prepare the site to meet the site specifications required by Fagen, including leveling and grading the site and constructing a road from the plant to Highway 20;

      (2) $1,354 to purchase office equipment; and

      (3) $685,086 to pay the financing costs incurred by the Company in connection with its debt financing.

   The remainder of the net proceeds are located in an interest bearing construction loan deposit account with Stearns Bank, N.A. As of December 31, 2001, Husker Ag had not expended any of the proceeds from the public offering on the construction of the plant, building and facilities, purchase or installation of machinery and equipment, purchases of real estate; acquisition of other businesses or repayment of indebtedness.

   As of March 26, 2002, there were 508 holders of record of Husker Ag's membership units.

   Husker Ag has never declared or paid any cash dividends on the membership units. Husker Ag does not expect to generate revenues until the ethanol plant construction is completed and the ethanol plant is operational. Once operational, subject to loan covenants and restrictions, Husker Ag anticipates distributing its net cash flow to its members in proportion to the membership units held. By net cash flow, Husker Ag means its gross cash proceeds received less any portion, as determined by its Board of Directors in their sole discretion, used to pay or establish reserves for the Company's expenses, debt payments, capital improvements, replacements and contingencies. If Husker Ag's financial performance and loan covenants permit, the Board of Directors will try to make cash distributions at times, and in amounts that will permit members to make income tax payments, but Husker Ag may never be in a position to pay cash distributions.

ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS

   As of December 31, 2001, the Company had cash of $13,483,166, current assets of $13,483,360 and total assets of $14,498,068. The Company had current liabilities totaling $107,445. The Company had an accumulated deficit of $140,539 and member's equity as of December 31, 2001 was $14,390,623.

   For the twelve months ended December 31, 2001, the Company had no revenues. The Company's net loss for the twelve months ended December 31, 2001 totaled $120,744. Cash used for operating activities for the twelve months ended December 31, 2001 totaled $111,370 primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees.

   Cash used for investing activities for the twelve months ended December 31, 2001 totaled $274,241. Cash used for investing activities for the twelve months ended December 31, 2001 was spent on the purchase and development of the ethanol plant site $267,990 and the purchase of office equipment $6,251. Cash provided by financing activities for the twelve months ended December 31, 2001 totaled $13,865,520, which consist of offering costs incurred by the Company, including legal, accounting and filing fees, and $685,086 in connection with obtaining debt financing.

   The Company is still in the development phase, and until the proposed ethanol plant is complete and operating, will generate no revenue. Management anticipates the accumulated losses will continue to increase until the ethanol plant is operating. Funds to construct the ethanol plant will come from the proceeds of its public offering and construction loans from Stearns Bank, N.A.

Plan for Calendar Year 2002

   Management expects to continue the design-development and construction of the ethanol plant during calendar year 2002. Management also plans to negotiate and execute finalized contracts needed in connection with the construction and operation of the plant, including the provision of necessary electricity, natural gas and other power sources, and marketing agreements for ethanol and distiller grain sales. Management currently anticipates that Husker Ag will need approximately $27.75 million to construct the plant, and a total of approximately $33 million to cover all capital expenditures necessary to complete the project and make the plant operational and produce revenue. Based on the Company's completion of its public offering pursuant to which it raised $14,402,000 and the execution of the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), pursuant to which the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant, management expects to have sufficient cash on hand to cover construction and start-up costs necessary to make the plant operational.

   The Company incurred certain offering costs in connection with its private offering and its public offering. As of December 31, 2001, the Company paid total offering costs of $324,088. The private offering costs totaled $38,274 and the public offering costs totaled $285,814. Offering costs paid by the Company consisted of Securities and Exchange Commission registration fees, legal fees and expenses, accounting fees, blue sky filing fees, printing expenses, costs relating to sales meetings, and miscellaneous expenses.

   In connection with the close of Husker Ag's debt financing, the Company paid certain financing costs to the Bank. The financing closing costs actually paid by the Company included a 2% origination fee ($400,000 total, $50,000 of which had been previously paid by the Company), a 2% USDA guarantee fee ($240,000), plus third party expenses, such as title insurance, legal fees, appraisal, survey, taxes, and filing and recording fees. Financing costs paid by the Company at the construction loan closing were $628,415.50 (not including $50,000 loan origination fee previously paid). The total financing costs incurred by the Company in connection with its debt financing were $685,086.

   For the fiscal year ended December 31, 2001, the Company had expended $267,990 in connection with the purchase of the site property and preparing the site to meet the site specifications required by Fagen and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20. As of March 21, the Company had incurred an additional $51,003 in connection with plant site preparation including, road construction and drilling wells to meet its water supply needs.

   Operating expenses consisting of general and administrative costs for the fiscal year ended December 31, 2001 totaled $256,319, including $123,823 on accounting, legal, lobbying and other professional fees, $9,700 on utilities, rent and depreciation, $82,638 on contract labor and compensation, $8,278 on insurance, licenses and permits, and $31,880 on office supplies, administrative costs and miscellaneous expenses.

   On January 2, 2002, pursuant to the terms of the Company's Design Build Contract, the Company also paid Fagen, Inc. a mobilization fee of $1 million (less a 10% retainage) which is applied to the total contract price.

   Management believes that the Company currently has sufficient cash to cover its costs through calendar year 2002, and through the completion of the plant construction, including staffing, general and administrative expenses and legal, accounting and related expenses. The following is management's current estimate of costs and expenditures for calendar year 2002.

              Insurance.............................. $    65,000
              General and administrative costs.......   6,460,000
              Site Preparation.......................     574,000
              Office building construction costs.....     193,000
              Plant construction in progress payments  26,000,000
                                                      -----------
                     TOTAL........................... $33,292,000
                                                      ===========

   Management anticipates spending approximately $33 million on its business during calendar year 2002, the largest portion of which will be for the construction of the ethanol plant. Of this $33 million management expects to spend an estimated $6,460,000 on general and administrative expenses through 2002, including managerial fees, on-going legal and accounting fees, general office expenses, and disbursement reimbursements. The $33 million includes approximately $574,000 for additional plant site preparation which will be necessary as construction of the ethanol plant progresses.

   As noted above, the Fagen contract price for construction of the ethanol plant does not include the construction of the administration building at the ethanol plant site; office, maintenance and power equipment required at the plant; and construction of an on-site rail spur. Through calendar year 2002, the Company expects to spend an estimated $193,000 on construction of the administrative building, $591,000 on office maintenance and power equipment, and $352,000 on the construction of the on-site rail spur.

   Husker Ag currently expects to spend all of its equity funds and a substantial portion of its debt financing on plant construction by December 2002. These costs will include preparing and pouring foundations, material and labor to construct the plant, including the grain and ethanol storage and handling facilities, offices and a cooling tower. Husker Ag will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Such construction, equipment purchases and installation will be handled by Fagen, Inc., which will be paid by the Company in monthly progress payments based on the worked completed and invoiced to the Company by Fagen, Inc.

   As of March 12, 2002, Fagen was in the process of laying the foundation for the plant's 3 large fermentation tanks and its beer well. The elapsed time from ground breaking to mechanical completion of the plant is currently expected to take approximately 14 to 16 months. The Company is currently targeting the first quarter of 2003 as the date for mechanical completion of the plant; provided, however, Fagen and the Company may encounter adverse weather conditions or hazardous or unexpected conditions at the construction site which could delay construction of the plant. If it takes longer to construct the plant than the Company anticipates, it will delay the Company's ability to generate revenues and could make it difficult for the Company to meet its debt service obligations.

   Management intends to fund its costs and expenditures during 2002 through the proceeds raised in the public offering and its debt financing. Husker Ag currently has one person who serves as a part-time bookkeeper and interim office manager, one full-time receptionist and a full-time construction and general manager to assist with organizational matters related to its business. The Company is currently looking for a plant manager. The Company does not plan to begin hiring additional employees related to the ethanol plant operations until approximately six months before completion of the plant construction and commencement of production operations.

Operating Expenses

   The Company will have certain operating expenses, such as office supplies, utilities and salaries and related employment costs, when it retains a manager and other staff. Management has allocated funds in the Company's capital budget for such expenses, although such expenses may be greater than those budgeted. If such costs are greater than the funds budgeted, or if construction costs run higher than budgeted, the Company may need to obtain additional funding to cover such costs.

Books and Records

   Husker Ag currently has one full time receptionist. The Company has hired a construction and general manager to assist in organizational business matters, but the Company is currently dependent on its Board of Directors, a limited staff and the Company's legal counsel, for the maintenance of its books and records. Management intends to hire and train additional full-time staff personnel prior to commencement of operations, and the salaries of such persons are included in Husker Ag's budget. Such personnel are and will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

Liquidity and Capital Resources

   The cost of the private offering completed in January 2001 totaled $38,274 and therefore, the net proceeds to Husker Ag from the private offering and director option exercise totaled $394,726. During Husker Ag's public offering, the Company raised $14,402,000. In connection with the public offering, the Company paid $285,814 in offering expenses and therefore, the net proceed to the Company were $14,116,186. The total net proceeds to the Company during the fiscal year ended December 31, 2001 from the private and public offerings equaled $14,510,912.

   On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota. Under the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant. The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 1/4% (5.0%, as of December 19, 2001 and 4.75% as of March 26, 2002). The construction loan is for an 18-month period, ending June 19, 2003. The Bank's construction loan is secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles.

   As disclosed above, the financing costs paid by the Company at the construction loan closing were $628,415.50 (not including $50,000 loan origination fee previously paid). The total financing costs incurred by the Company in connection with the origination of its debt financing were $685,086. The Company has not yet borrowed any funds under its construction loan, and does not currently expect to until the 2/nd quarter of 2002. /

   Under the Construction Loan Agreement, the Company must use its equity funds prior to incurring construction loan indebtedness. In addition, the Construction Loan Agreement imposes a number of conditions which must be met by the Company on an on-going basis prior to the Bank's disbursement of loan funds, including providing the Bank with detailed budget and cash flow projections and construction schedule, as well as annual audited financial statements and monthly interim financial statements. The Bank has broad powers of discretion with respect to its disbursement of construction loan funds, depending upon the Company's compliance with the Construction Loan Agreement covenants and conditions.

   Upon the successful completion of construction of the ethanol plant, subject to required loan documentation, and no material adverse change in the Company's financial condition, the Bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows:
(i) 60% ($12,000,000) at prime rate as published by the Wall Street Journal plus 1/4%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime rate as published by the Wall Street Journal plus 1/4%, adjusted quarterly, with a floor of

6.5% and a ceiling of 9.95% for five years beginning July 6, 2001. At the end of five years the floor and ceiling will adjust to the same spread, plus or minus, prime rate as published by the Wall Street Journal at that time.

   The permanent loan is subject to a 60% USDA guaranteed loan ($12 million). If the USDA declines the loan, the Bank would proceed with a conventional permanent loan. Any prepayment of the permanent loan by the Company would be subject to a 5% (of loan balance) prepayment premium in year one, 4% premium in year two, 3% premium in year three, 2% premium in year four, and 1% premium in year five.

   In January 2001, the Nebraska Department of Agriculture awarded Husker Ag a $75,000 grant under the Agricultural Opportunities and Value-Added Partnerships Act to assist the Company with the organization and offering costs necessary for the construction of its ethanol plant. Husker Ag has entered into an agreement with the Nebraska Department of Agriculture in connection with the award which governs its obligations relating to the grant award. This agreement required the Company to use the grant funds exclusively for the activities listed in its application which includes payment of legal fees, accounting fees, consulting fees and permitting costs associated with the construction of the ethanol plant. The grant income was included in other income on the Company's statement of operations.

Forward-Looking Statements

   Husker Ag and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent Husker Ag's expectations or beliefs concerning future events, including statements regarding future sales, future profit percentages and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for Husker Ag's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Husker Ag cautions you that any forward-looking statements made by Husker Ag in this report, in other reports filed by Husker with the Securities and Exchange Commission or in other announcements by Husker Ag are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the following:

  The project could suffer delays that could postpone Husker Ag's ability to generate revenues and make it more difficult for Husker Ag to pay its debts.

   Husker Ag currently expects that it will be an estimated 14 to 16 months after construction begins before the proposed ethanol plant is operational. Construction projects often involve delays in obtaining construction permits, construction delays due to weather conditions, or other events that delay the construction schedule. If it takes longer to obtain necessary permits or construct the plant than anticipated, it would delay Husker Ag's ability to generate revenues and make it difficult for Husker Ag to meet its debt service obligations. This could reduce the value of the Company's membership units and the longer it takes for the Company to generate revenue, the longer its members will have to wait to receive any distributions.

   The project could also be delayed if Husker Ag encounters defective material or workmanship from Fagen which could delay production and the Company's ability to generate revenues. Under the Design-Build Contract with Fagen, Fagen warrants that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay Husker Ag's ability to commence operations and delay its ability to generate revenues. If defects are discovered after the Company begins operating, it could cause the Company to halt or discontinue its operation, which could damage the Company's ability to generate revenues and reduce the value of the membership units. Husker Ag's recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Nebraska.

  Husker Ag is a newly formed company with limited working capital which could result in losses.

   Husker Ag Processing, LLC was organized on August 29, 2000 and has no operating history. The Company is promotional and in its early development stages. The Company has limited experience concerning whether it will be successful in the proposed construction and operation of the ethanol plant or that its plans will materialize or prove successful. Husker Ag cannot make representations about its future profitable operation or the future income or losses of Husker Ag. The Company does not know whether it will ever operate at a profit or that Husker Ag will appreciate in value. If the Company's plans prove to be unsuccessful, its members will lose all or a substantial part of their investment.

  Operation costs could be higher than anticipated which could reduce profits.

   In addition to general market fluctuations and economic conditions, Husker Ag could experience significant cost increases associated with the on-going operation of the plant caused by a variety of factors, many of which are beyond the Company's control. These cost increases could arise from an inadequate supply and resulting increased prices for corn. Labor costs can increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate the ethanol plant. Adequacy and cost of water, electric and natural gas utilities could also affect the Company's operating costs. Changes in price, operation and availability of truck and rail transportation may affect the Company's profitability with respect to the transportation of ethanol and other products to its customers.

   In addition, the operation of the ethanol plant will be subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost Husker Ag significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the ethanol plant, including the possibility of required additional permits and licenses. Husker Ag might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. Husker Ag will be subject to all of those regulations whether or not the operation of the ethanol plant is profitable.

  Husker Ag's business is not diversified and this could reduce the value of the membership units.

   Husker Ag's success depends largely upon its ability to timely complete and profitably operate its ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to build the ethanol plant and manufacture ethanol. If Husker Ag were not able to complete construction, or if economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag's business would also be significantly harmed if it's ethanol plant could not operate at full capacity for any extended period of time.

  Husker Ag will be operating in an intensely competitive industry and will compete with larger, better financed entities which could impact its ability to operate profitably.

   There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger factories, from plants that can produce a wider range of products than it can, and from other plants similar to its proposed ethanol plant. Husker Ag's ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midland, Minnesota Corn Processors and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag currently expects to produce. In addition, there are several Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to Husker Ag. There are currently seven operational ethanol plants in Nebraska with at least one new plant in the process of forming.

   The proposed ethanol plant will also compete with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than Husker Ag has to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

  Changes in the supply and demand, and production and price with respect to corn could make it more expensive to produce ethanol which could decrease Husker Ag's profits.

   Ethanol production will require substantial amounts of corn. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase Husker Ag's cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Significant variations in actual growing conditions from normal growing conditions also may adversely affect Husker Ag's ability to procure corn for the proposed plant. Any events that tend to negatively impact the supply of corn will tend to increase prices and harm Husker Ag's business.

   Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow Husker Ag to pass along increased corn costs to its customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Substantial increases in the price of corn in 1996 caused some ethanol plants to temporarily cease production or lose money. Husker Ag cannot assure you that it will be able to offset any increase in the price of corn by increasing the price of its products. If Husker Ag cannot offset increases in the price of corn, its financial performance may be materially and adversely affected.

   Husker Ag does not currently have any definitive agreements with any corn producers or grain elevators to provide corn to its ethanol plant. The Company currently does not anticipate entering into agreements with corn producers or grain elevators until shortly before the plant becomes operational and subject to management's evaluation of local feed product availability and market prices and conditions.

  Low ethanol prices and low gasoline prices could reduce Husker Ag's profitability.

   Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect Husker Ag's profitability and viability. The price for ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect the Company's operating results.

  Increases in the production of ethanol could result in lower prices for ethanol and have other adverse effects which could reduce Husker Ag's profitability.

   Husker Ag expects that existing ethanol plants will expand to increase their production and that new fuel grade ethanol plants will be constructed as well. Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol, so the increased production of ethanol may lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower profits.

  Hedging transactions involve risks that could harm Husker Ag's business.

   In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag currently intends to take hedging positions in corn futures markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag's ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company's control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant. Husker Ag may also take similar hedging positions in connection with the sale its ethanol.

  Ethanol production is energy intensive and interruptions in its supply of energy could have a material adverse impact on its business.

   Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag's supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on the Company's business. If Husker Ag were to suffer interruptions in its energy supply, either during construction or after the Company begins operating the ethanol plant, its business would be harmed.

   Husker Ag has entered into discussions with natural gas suppliers; however, at the present time the Company has no binding commitments with any natural gas supplier. If Husker Ag is unable to obtain a natural gas supply or procure an alternative source of natural gas on terms that are satisfactory to Husker Ag, the adverse impact on its plant and operations could be material. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm Husker Ag's business by increasing its energy costs.

   The Company will also need to purchase significant amounts of electricity to operate the proposed ethanol plant. The prices which Husker Ag will be required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

  Federal regulations concerning tax incentives could expire or change which could reduce Husker Ag's revenues.

   Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives include, generally, a lower federal excise tax rate for gasoline blended with at least 10 percent, 7.7 percent, or 5.7 percent ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers. Gasoline marketers pay a reduced tax on gasoline that they sell that contains ethanol. The current credit for gasoline blended with 10% ethanol is 5.4c per gallon of blended gasoline. The subsidy will gradually drop to 5.1c per gallon by 2005. Currently, a gasoline marketer that sells gas without ethanol must pay a federal tax of 18.4c per gallon compared to 13c per gallon for gas with 10% ethanol. The tax on gasoline blended with 10% ethanol will gradually increase to 13.3c per gallon by 2005. Smaller credits are available for gasoline blended with 7.7 percent and 5.7 percent ethanol.

   The ethanol industry and Husker Ag's business depend on continuation of the federal ethanol credit. This credit has supported a market for ethanol that might disappear without the credit. The federal subsidies and tax incentives are scheduled to expire September 30, 2007. These subsidies and tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and Husker Ag cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on Husker Ag's business by making it more costly or difficult for it to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, Husker Ag believes that a decreased demand for ethanol will result.

  Nebraska state producer incentives may be unavailable or could be modified which could reduce Husker Ag's revenues.

   On May 31, 2001, the governor of the State of Nebraska approved LB 536, a legislative bill which established a production tax credit of 18c per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.

   Because Husker Ag will not be in a position to produce 100,000 gallons of ethanol until at least 2003, the Company will not qualify for the payments until that time. Husker Ag believes there are several existing projects in Nebraska that could compete with the Company for payments. If another ethanol plant came online and produced 100,000 or more gallons of ethanol, it could also qualify for the producer payment. This would require the legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain checkoff program. Despite the Company's written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. Nebraska legislators are currently discussing and reviewing legislative bills which would establish a direct tax on distiller grains. If the State of Nebraska establishes such a tax, Husker Ag will be required to pay taxes on the distiller grains it produces which will have a serious adverse impact on Husker Ag's net income from the production incentive and will reduce its profitability.

   The production incentive is scheduled to expire June 30, 2012, and the longer it takes Husker Ag to complete construction of the plant and to become operational, the greater the risk that the Company will receive less subsidy payments than the maximum permitted under Nebraska law.

  The failure to enforce existing environmental and energy policy regulations will result in a decreased demand for ethanol which will impact the profitability of Husker Ag's business.

   Husker Ag's success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of the Company's potential consumers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, Husker Ag's business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, Husker Ag will depend on the ability of ethanol to satisfy such emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of Husker Ag's products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, and adversely affect Husker Ag's profitability.

  Husker Ag is subject to extensive environmental regulation and operational safety regulations that could result in higher than expected compliance costs and liabilities.

   Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. To construct the plant and operate its business, Husker Ag will need an Air Quality Construction Permit and an Air Quality Operating Permit from the State of Nebraska Department of Environmental Quality (the "DEQ"). The DEQ has issued Husker Ag's Air Quality Construction Permit on January 16, 2002. An Air Quality Construction Permit is valid for 18 months. If Husker Ag cannot complete construction by June 16, 2003, its Air Quality Construction Permit will lapse unless Husker Ag can demonstrate that the construction of its plant requires additional time and therefore, Husker Ag will need to apply for an extension. Once the proposed ethanol plant is completed, Husker Ag must conduct emission testing and apply for an Operating Permit that will allow it to operate its business. Husker Ag anticipates submitting an application for this permit before it begin operations. Husker Ag needs to obtain this permit to operate the ethanol plan after the Air Pollution Construction Permit expires. Husker Ag has twelve months once the plant becomes operational to obtain an Air Quality Operating Permit. If granted, Husker Ag currently expects the permit will be valid for five years.

   Husker Ag also currently plans to apply for a Nebraska Pollutant Discharge Elimination General Permit to allow it to discharge approximately 50,400 gallons per day of water into a nearby creek and for general discharges. This permit requires a 30-day public comment period. Husker Ag may also need to apply with the Nebraska Department of Environmental Quality for a Storm Water Runoff Permit or a similar permit. Husker Ag has not applied for these permits, but anticipate doing so at least 180 days before it begins operations. If these permits are not granted, Husker Ag will have to construct an alternative discharge and treatment system (e.g. storm pond) on site for which it will need to obtain different permits.

   Husker Ag will need to obtain certain well permits from the Nebraska Department of Environmental Quality to construct and operate its on-site wells. Without these permits, Husker Ag cannot drill its wells and could be forced to use water from the City of Plainview, Nebraska if a sufficient supply is available, or terminate its business. Using water from the City of Plainview may significantly increase Husker Ag's operating costs or harm its financial performance.

   Even if Husker Ag receives all required permits from the State of Nebraska, the Company may be subject to regulations on emissions from the United States Environmental Protection Agency. Further, EPA and Nebraska's environmental regulations are subject to change and often such changes are not favorable to industry. Consequently, even if Husker Ag has the proper permits now, the Company may be required to invest or spend considerable resources to comply with future environmental regulations.

   The Company's failure to comply or the need to respond to threatened actions involving environmental laws and regulations may adversely affect its business, operating results or financial condition. Once Husker Ag's ethanol plant becomes operational and as its business grows, Husker Ag will have to develop and follow procedures for the proper handling, storage, and transportation of finished products and materials used in the production process and for the disposal of waste products. In addition, state or local requirements may also restrict the Company's production and distribution operations. Husker Ag could incur significant costs to comply with applicable laws and regulations as production and distribution activity increases. Protection of the environment will require Husker Ag to incur expenditures for equipment or processes.

   Husker Ag could also be subject to environmental nuisance or related claims by employees, property owners or residents near the proposed ethanol plant arising from air or water discharges. Ethanol production has been known to produce an odor to which surrounding residents could object. If odors become a problem, Husker Ag may be subject to fines and could be forced to take costly curative measures. Environmental litigation or increased environmental compliance costs could increase its operating costs.

  Members may be required to pay taxes on their share of Husker Ag's income even if it makes no distributions to members.

   Husker Ag expects to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify Husker Ag as a "publicly traded partnership." This means that Husker Ag will pay no income tax and all profits and losses will "pass-through" to its members who will pay tax on their share of Husker Ag's profits. It is likely that Husker Ag's members may receive allocations of taxable income that exceed any cash distributions made, if any. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict Husker Ag's ability to pay cash distributions, or its decision to retain or use the cash generated by the business to fund its operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of Husker Ag's taxable income with personal funds, even if the members receive no cash distributions from the Company.

ITEM 7. FINANCIAL STATEMENTS

                        Independent Accountants' Report

Board of Directors
Husker Ag Processing, LLC
Plainview, Nebraska

   We have audited the accompanying balance sheets of Husker Ag Processing, LLC (a development stage limited liability company) as of December 31, 2001 and 2000 and the related statements of operations, members' equity (deficit), and cash flows for the year ended December 31, 2001, the periods February 24, 2000 (inception) through December 31, 2000 and February 24, 2000 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag Processing, LLC as of December 31, 2001 and 2000, and the results of it operations and its cash flows for the year ended December 31, 2001, the periods February 24, 2000 (inception) through December 31, 2000 and February 24, 2000 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  BKD, LLP

February 1, 2002
Lincoln, Nebraska

                           Husker Ag Processing, LLC
                       (A Development Stage Enterprise)

                                Balance Sheets
                          December 31, 2001 and 2000

                                                                                      2001        2000
                                                                                   -----------  --------
Assets
 Current Assets
   Cash and cash equivalents...................................................... $13,483,166  $  3,257
   Accrued interest receivable....................................................         194        --
                                                                                   -----------  --------
       Total current assets.......................................................  13,483,360     3,257
                                                                                   -----------  --------
 Property and Equipment, at cost
   Land...........................................................................      50,525     4,500
   Site development...............................................................     272,968        --
   Office equipment...............................................................       7,352     1,101
                                                                                   -----------  --------
                                                                                       330,845     5,601
   Less accumulated depreciation..................................................       1,223        74
                                                                                   -----------  --------
                                                                                       329,622     5,527
                                                                                   -----------  --------
 Other Assets
   Debt origination costs.........................................................     685,086        --
   Deferred offering costs........................................................          --    27,641
                                                                                   -----------  --------
                                                                                       685,086    27,641
                                                                                   -----------  --------
                                                                                   $14,498,068  $ 36,425
                                                                                   ===========  ========
Liabilities and Members' Equity (Deficit)
 Current Liabilities
   Accounts payable and accrued expenses (including $16,584 to related parties at
     December 31, 2001)........................................................... $   107,445  $ 53,970
                                                                                   -----------  --------
       Total current liabilities..................................................     107,445    53,970
                                                                                   -----------  --------
Members' Equity (Deficit)
   Membership units, issued and outstanding 2001--15,318 units and 2000--18
     units........................................................................  14,531,162     2,250
   Deficit accumulated during the development stage...............................    (140,539)  (19,795)
                                                                                   -----------  --------
                                                                                    14,390,623   (17,545)
                                                                                   -----------  --------
                                                                                   $14,498,068  $ 36,425
                                                                                   ===========  ========

                       See Notes to Financial Statements

                           Husker Ag Processing, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                                           February 24, 2000
                                                          (Inception) through
                                             Year Ended       December 31,
                                            December 31, ---------------------
                                                2001        2000       2001
                                            ------------ ----------  ---------
 Revenue...................................  $      --   $       --  $      --
 Operating Expenses
    General and administrative.............    256,319       61,990    318,309
                                             ---------   ----------  ---------
 Operating Loss............................   (256,319)     (61,990)  (318,309)
                                             ---------   ----------  ---------
 Other Income
    Non-member contributions...............     19,322       42,195     61,517
    Grant..................................     75,000           --     75,000
    Interest and other income..............     41,253           --     41,253
                                             ---------   ----------  ---------
                                               135,575       42,195    177,770
                                             ---------   ----------  ---------
 Net Loss..................................  $(120,744)  $  (19,795) $(140,539)
                                             =========   ==========  =========
 Basic and Diluted Loss Per Membership Unit  $  (36.83)  $(1,099.72) $  (78.25)
                                             =========   ==========  =========
 Weighted Average Units Outstanding........      3,278           18      1,796
                                             =========   ==========  =========


                       See Notes to Financial Statements

                           Husker Ag Processing, LLC
                       (A Development Stage Enterprise)

                    Statements of Members' Equity (Deficit)

                                                                        Deficit
                                                                      Accumulated
                                                    Membership Units    During     Members'
                                                   ------------------ Development   Equity
                                                   Number   Amount       Stage     (Deficit)
                                                   ------ ----------- ----------- -----------
Initial member contributions......................     18 $     2,250  $      --  $     2,250
Net loss..........................................     --          --    (19,795)     (19,795)
                                                   ------ -----------  ---------  -----------
Balance, December 31, 2000........................     18       2,250    (19,795)     (17,545)
Member contributions from private offering, net of
  offering costs of $38,274.......................    834     378,726         --      378,726
Member contributions from public offering, net of
  offering costs of $285,814...................... 14,402  14,116,186         --   14,116,186
Director options exercised........................     64      34,000         --       34,000
Net loss..........................................     --          --   (120,744)    (120,744)
                                                   ------ -----------  ---------  -----------
Balance, December 31, 2001........................ 15,318 $14,531,162  $(140,539) $14,390,623
                                                   ====== ===========  =========  ===========




                       See Notes to Financial Statements

                           Husker Ag Processing, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                                                                     February 24, 2000
                                                                                    (Inception) through
                                                                       Year Ended       December 31,
                                                                      December 31, ---------------------
                                                                          2001       2000       2001
                                                                      ------------ --------  -----------
Operating Activities
   Net loss.......................................................... $  (120,744) $(19,795) $  (140,539)
   Items not requiring cash
       Noncash compensation..........................................      18,000        --       18,000
       Depreciation expense..........................................       1,149        74        1,223
   Changes in
       Accounts payable and accrued expenses.........................      (9,581)   26,329       16,748
       Interest receivable...........................................        (194)       --         (194)
                                                                      -----------  --------  -----------
          Net cash provided by (used in) operating activities........    (111,370)    6,608     (104,762)
                                                                      -----------  --------  -----------
Investing Activities
   Land purchase and site development................................    (267,990)   (4,500)    (272,490)
   Purchase of office equipment......................................      (6,251)   (1,101)      (7,352)
                                                                      -----------  --------  -----------
          Net cash used in investing activities......................    (274,241)   (5,601)    (279,842)
                                                                      -----------  --------  -----------
Financing Activities
   Gross proceeds from issuance of membership units..................  14,835,000     2,250   14,837,250
   Offering costs paid...............................................    (284,394)       --     (284,394)
   Payment of debt origination costs.................................    (685,086)       --     (685,086)
                                                                      -----------  --------  -----------
          Net cash provided by financing activities..................  13,865,520     2,250   13,867,770
                                                                      -----------  --------  -----------
Increase in Cash and Cash Equivalents................................  13,479,909     3,257   13,483,166
Cash and Cash Equivalents, Beginning of Period.......................       3,257        --           --
                                                                      -----------  --------  -----------
Cash and Cash Equivalents, End of Period............................. $13,483,166  $  3,257  $13,483,166
                                                                      ===========  ========  ===========
Supplemental Disclosure of Noncash Investing and Financing
  Activities
   Net increase in accounts payable incurred for offering costs...... $    12,053  $ 27,641  $    39,694
   Accounts payable incurred for site development costs.............. $    51,003  $     --  $    51,003


                       See Notes to Financial Statements

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

  Nature of Operations

   Husker Ag Processing, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. Accordingly, the financial statements reflect all activities of the LLC and partnership since inception in February 2000.

   The Company has been organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of 20 million gallons. Construction began in 2001 and operations are expected to commence in 2003. The Company's products will include fuel grade ethanol and distiller grains. The Company expects to sell ethanol in limited markets throughout the United States and distiller grains in the surrounding counties in Nebraska.

   Since inception, the Company has devoted substantially all its efforts to organization, project feasibility and financing activities. Accordingly, the Company is in the development stage as it has not commenced operations and generated revenues.

   The Company is subject to the risks and uncertainties encountered by development stage enterprises. The Company's success will depend on management's ability to implement the Company's business plan. Even if the Company successfully implements its business plan, it may not succeed financially due to numerous other factors.

  Fiscal Reporting Period

   The Company has adopted a fiscal year ending December 31 for reporting financial operations.

  Non-Member Contributions and Grant

   The Company received certain non-recurring contributions from various local businesses and individuals in the surrounding community to assist the Company in paying for its costs during the development stage. These contributions represent unconditional transfers from non-members and do not obligate the Company in any manner or give the contributors any future investment rights. Accordingly, such non-member contributions are recognized as other income.

   In January 2001, the Company received a $75,000 grant from the Nebraska Department of Agriculture to assist the Company in paying for development stage expenses. The Company recognized this amount upon meeting the conditions of the grant. The amount is included in other income in the accompanying financial statements.

  Cash and Cash Equivalents

   The Company considers all investments with original maturities of three months or less to be cash equivalents. At December 31, 2001, cash equivalents consisted primarily of money market accounts. At December 31, 2000, there were no cash equivalents.

   The Company maintains its cash accounts primarily at three financial institutions. At times throughout the periods and at December 31, 2001, the Company's cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

  Property and Equipment

   Property and equipment are recorded at cost. The Company has and will continue to incur plant development costs that will be capitalized and depreciated if the project becomes viable. Depreciation will be computed using the straight-line method over the estimated useful lives of property and equipment from the date the assets are placed in service. Office equipment is being depreciated using the straight-line method over a five year estimated useful life.

  Deferred Offering Costs

   During 2001, the Company incurred certain costs directly related to efforts to raise equity financing. These costs were netted against the proceeds received as a result of the offerings. Total offering costs netted against member contribution proceeds amounted to $324,088 during 2001. Amounts related to such activities for 2000 were deferred and included in other assets at December 31, 2000.

  Debt Origination Costs

   During 2001, the Company paid $685,086 related to loan origination costs, other fees and a United States Department of Agriculture (USDA) guarantee application fee related to the construction loan agreement described in Note 5. Such costs have been deferred and will be amortized over the life of the loan using a method approximating the interest method when the construction period is complete. No amortization has occurred as of December 31, 2001, as there have been no borrowings under the agreement.

  Income Taxes

   The Company, as a limited liability Company, is treated as a partnership for Federal and state income tax purposes and does not incur income taxes. Under this type of organization, the Company's income and losses pass through to the members based on their respective percentage of membership interest, and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements.

   Differences between the financial statement bases of assets and tax bases of assets of approximately $129,500 and $3,700 at December 31, 2001 and 2000, respectively, are related to capitalization and amortization of organization and start up costs for tax purposes, whereas these costs are expensed for financial statement purposes. There are no differences between the financial statement bases and tax bases of the Company's liabilities.

  Membership Units Split

   In March 2001, the Company effected a two-for-one membership unit split. The number of units, prices paid for units issued, and earnings per membership unit have been retroactively restated to give effect to the unit split.

  Earnings Per Membership Unit

   For purposes of calculating basic earnings per membership unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue. For purposes of calculating diluted earnings per membership unit, units subscribed for but not issued by the Company are also included in the computation of outstanding membership units.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Disclosure Regarding Fair Value of Financial Instruments

   For all financial instruments held by the Company, including cash, interest receivable, accounts payable and accrued expenses, and loan and construction contract commitments, the carrying amounts are reasonable estimates of fair value.

  Recently Issued Accounting Standards

   The Company intends to utilize derivative instruments and hedging activities after commencement of plant operations.

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (subsequently amended by SFAS No. 138). This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives will depend on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000.

Note 2:  Members' Equity

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

   The Company used the net proceeds of the private offering in part to pay for costs associated with obtaining debt financing of $20,000,000, as described in
Note 5, and a public equity offering. The purpose of these capital-raising activities is to raise sufficient capital to build the ethanol plant and commence operations. In connection with the public offering, which was completed on December 1, 2001, the Company sold 14,402 membership units and realized net proceeds of $14,116,186, net of offering costs of $285,814.

   There are significant transfer restrictions on transferability of membership units. The Company's Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Act and regulations of the Internal Revenue Service
(IRS) significantly restrict the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company's Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations.

   The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a "publicly traded partnership." Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Note 3:  Commitments

   On August 10, 2001, the Company entered into a contract labor agreement with an individual to serve as the Company's construction and general manager for $7,500 per month plus reimbursement of expenses. This individual's duties include handling prospective employee and investor meetings, personnel management, financial management, and construction supervision. The Company has agreed to retain Mr. Sievertsen for a one- year term, which expires in August 2002. The parties may agree to renew the agreement for additional one-year terms. Either party may terminate the agreement on 60 days written notice to the other party. If the Company terminates the individual without cause, the Company must compensate him for 60 days from the termination notice. However, if the Company terminates the individual for breach of his agreement, the Company is not required to provide him any notice of termination and he is not entitled to any compensation after his termination date.

Note 4:  Design-Build Agreement

   On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs are estimated to be $26,900,000 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. The general contractor and the president of the prime subcontractor purchased Company membership units at $1,000 per unit for $1,000,000 and $250,000, respectively, on November 30, 2001 and December 1, 2001, respectively. On January 2, 2002, the Company paid the contractor $900,000 (net of 10% retainage) as advance funding for equipment purchases, mobilization costs and other initial construction costs.

   The design-build contract includes provisions for an incentive bonus to or liquidated damages from the general contractor based on the scheduled project completion date.

Note 5:  Debt Financing

   On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan that will convert to a ten-year term note (as described below) upon completion of construction (pursuant to a November 30, 2001 financing commitment). Interest will accrue at a floating interest rate of prime plus 0.25% (adjusted daily, payable monthly), and collateralization by substantially all assets of the Company including a deed of trust on real property. Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note. At December 31, 2001, there were no outstanding borrowings under this agreement.

   Upon the successful completion of construction of the ethanol plant, subject to required loan documentation, and no material adverse change in the Company's financial condition, the bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows:
(i) 60% ($12,000,000) at prime plus 0.25%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime plus 0.25%, adjusted quarterly, with a floor of 6.5% and a ceiling of 9.95% for five years beginning July 6, 2001. At the end of five years the floor and ceiling will adjust to the same spread based on the prime rate in effect at that time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Effective January 8, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as its independent accountants. The Company's Board of Directors recommended and approved the change in independent accountants. Grant Thornton audited the Company's financial statements for the period from inception (February 24, 2000) to December 31, 2000. Grant Thornton's report for the period ended December 31, 2000 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Husker Ag filed a current report on Form 8-K on January 15, 2002 reporting the change in its independent accountants. On January 8, 2002, the Company also selected BKD, LLP as its independent accountants to audit its financial statements for the fiscal year ending December 31, 2001.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   The executive officers and directors of Husker Ag and their respective ages and positions as of the date of this report are as follows:

                                                              DIRECTOR TERM
    NAME                AGE             POSITION                 EXPIRES
    ----                ---             --------              -------------
    Gary Kuester....... 56  Class III Director, Chairman,         2004
                              President
    J. Alex Thramer.... 73  Class II Director, Vice Chairman,     2003
                              Vice President
    Jack G. Frahm...... 52  Class I Director, Secretary           2002
    Fredrick J. Knievel 60  Class III Director, Treasurer         2004
    Cory A. Furstenau.. 24  Class III Director                    2004
    Ryan W. Koinzan.... 21  Class II Director                     2003
    Mike Kinney........ 44  Class II Director                     2003
    Scott J. Carpenter. 39  Class I Director                      2002
    O. Kelly Hodson.... 47  Class I Director                      2002
    James Hall......... 56  Class I Director                      2002
    Dean Sapp.......... 71  Class II Director                     2003
    Lee Sapp........... 73  Class III Director                    2004
    O. Wayne Mitchell.. 46  Class I Director                      2002

   Gary Kuester is the owner of Kuester Hay, a company that buys and sells alfalfa and grass hay located near Stanton, Nebraska. Kuester Hay has been in business for 21 years. Mr. Kuester has been involved in ethanol production for many years through a small ethanol production facility located on his family farm and has been licensed to produce ethanol since 1992. He is presently enlarging his farm facility to two million gallons annual production.

   J. Alex Thramer is self-employed in the irrigation sales and services industry by Thramer Irrigation located near Ewing, Nebraska which has been in operation for over 30 years.

   Jack G. Frahm has been Secretary and Treasurer of Frahm Farms, Inc. since incorporation in 1976. Frahm Farms, Inc. is a crop farming and cattle feeding business that has used distillers grains for several years. Frahm Farms, Inc. is located in Plainview, Nebraska and has been a Pioneer Seed representative since 1976.

   Fredrick J. Knievel is the President and co-owner of Knievel Farms, Inc. which is a farming operation located near Clearwater, Nebraska and engaged in the production of corn, soybeans, hay and cattle.

   Cory A. Furstenau has been self-employed as a farmer since May 1998. Prior to May 1998, Mr. Furstenau attended Northeast Community College in Norfolk, Nebraska where he received a major in Agribusiness/Farm Ranch Management. Mr. Furstenau and his parents are partners in a partnership which operates their family farm located near Tilden, Nebraska. They raise corn, soybeans and alfalfa. They also operate a cow calf operation.

   Ryan W. Koinzan is currently a student at the University of Nebraska-Lincoln and he has recently completed an internship with Cargill in Argentina. Mr. Koinzan was Nebraska State Star Farmer in Ag Production in 1999. He owns his own calf herd which is located near Neligh, Nebraska and is experienced in all phases of agriculture production.

   Mike Kinney has been employed by Kinney, Inc., which is a family farm corporation located near Elgin, Nebraska since 1974. He is currently serving as Vice President of Kinney, Inc. Mr. Kinney is also a partner in Kinney Bros.

   Scott J. Carpenter is employed by Carpenter Farms, Inc., which is a family farm corporation in existence since 1991 located near Creighton, Nebraska. He is currently Vice President of the corporation. Mr. Carpenter has been involved in farming for 20 years, including grain, cattle and swine production.

   O. Kelly Hodson has been President and manager of West-Hodson Lumber Company, Inc. since 1980, a retail building material sales and construction company located in Osmond, Nebraska. Mr. Hodson has been President of the Creighton, Nebraska branch of West-Hodson Lumber Company, Inc since 1999. He has also been a partner in West-Hodson Lumber Company, a partnership located in Crofton, Nebraska, since 1995.

   Dean Sapp, of Omaha, Nebraska, is currently the President of Sapp Bros. Trucks, Inc., a used truck dealer and new trailer dealer in Omaha, Nebraska. Mr. Sapp also serves as a director on the Sapp Bros. Trucks, Inc. Board of Directors. He is also the founder and a current stockholder in the Sapp Bros. Truck Stops, Sapp Bros. Petroleum and several other companies. Mr. Sapp's business experience began in 1954 when he worked for a frozen food distributor out of Kansas City, Kansas. Between 1963 and 1998, Mr. Sapp owned and operated a car and truck dealership in Blair, Nebraska which he later moved to Omaha, Nebraska.

   Lee Sapp, of Omaha, Nebraska currently serves as a director on the Sapp Bros. Truck Stops, Inc. Board of Directors. Mr. Sapp started in the food business in 1952 and in 1960, Mr. Sapp opened a Ford auto dealership. His business experience includes involvement with Sapp Bros. Truck Stops, Inc., GMC truck business and Sapp Bros. Petroleum. Mr. Sapp also has experience in the banking and insurance industries resulting from his involvement with Sapp City Bank and Lee Sapp Leasing, Inc.

   James Hall, of Sioux Falls, South Dakota, is currently the Vice President of CORN-er Stone Farmers Coop. Mr. Hall has been a farmer for thirty-eight years in Southeast South Dakota. Mr. Hall is also currently President of the Lincoln County Farm Bureau and the Lincoln County Soybean Association.

   O. Wayne Mitchell, of Wilmar, Minnesota, is currently the Vice President, Technology and Business Development for Fagen, Inc. and has worked for Fagen since June 2000. Prior to joining Fagen, he served as Process Team Leader from May 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and development. From March 1998 to June 2000, Mr. Mitchell was President and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry. Solid Rock Consulting is currently inactive. From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer. From January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc., where he performed detailed process design and start-up of dry grind ethanol plants. From August 1991 to January 1993, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries. Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell also serves on the Board of Directors of Golden Triangle Energy, LLC, an ethanol plant in Craig, Nebraska and Badger State Ethanol, LLC, an ethanol plant in Monroe, Wisconsin.

   Husker Ag's original Board of Directors consisted of nine (9) members; however, on December 19, 2001, the Company amended its operating agreement to expand the Board of Directors to include four additional director seats for a total of thirteen (13) members on the Board of Directors. On December 19, 2001, the Board appointed James Hall to fill one of the two Class I vacancies, Dean Sapp to fill the Class II vacancy and Lee Sapp to fill the Class III vacancy. Lee Sapp is affiliated with Sapp Bros. Investments, LLC, which purchased 2,540 membership units in the Company's public offering. Dean Sapp purchased 500 membership units in the Company's public offering. Mr. Hall is Vice President of CORN-er Stone Farmers Coop, which purchased 1,500 membership units in the Company's public offering. Mr. Hall also purchased 110 membership units. On January 8, 2002, the Board appointed O. Wayne Mitchell to fill the remaining Class I vacancy. Mr. Mitchell is the Vice President of Technology and Business Development for Fagen, Inc., which is the Company's design-build contractor, and which purchased 1,000 membership units in the Company's public offering. The above referenced members requested representation on the Company's Board of Directors in light of their significant investments in the Company. The designation of class of director was done pursuant to a random drawing among the new Board members.

   Dean Sapp and Lee Sapp are brothers. All officers have been elected to serve until the next succeeding annual meeting and until their successors have been elected and qualified.

   On August 10, 2001, the Company entered in a contract labor agreement with Allen H. Sievertsen who will serve as the Company's construction and general manager for $7,500 per month plus reimbursement of expenses. Mr. Sievertsen's duties include handling prospective employee and investor meetings, personnel management, financial management, and construction supervision. The Company has agreed to retain Mr. Sievertsen for a one year term which expires in August 2002. The parties may agree to renew the agreement for additional one year terms. Either party may terminate the agreement on 60 days written notice to the other party. If the Company terminates Mr. Sievertsen without cause, the Company must compensate him for 60 days from the termination notice. However, if the Company terminates Mr. Sievertsen for breach of his agreement, the Company is not required to provide him any notice of termination and he is not entitled to any compensation after his termination date.

ITEM 10. EXECUTIVE COMPENSATION

                                                                     All Other
              Name and Principal Position               Year Salary Compensation
              ---------------------------               ---- ------ ------------
Gary Kuester, Chairman and President................... 2001   $0        $0
                                                        2000   $0        $0
J. Alex Thramer, Vice Chairman and Chief Vice President 2001   $0        $0
                                                        2000   $0        $0

   Gary Kuester is currently serving as Husker Ag's President and Alex J. Thramer is currently serving as its Vice President and neither has received any compensation from the Company for serving in these offices. Neither Mr. Kuester nor Mr. Thramer is under any written contract to provide services to Husker Ag. Husker Ag reimburses its officers for expenses incurred relating to services rendered on its behalf. The current officers of Husker Ag will continue to serve without remuneration. Husker Ag may hire a business manager to assist in the organizational business matters and Husker Ag intends to recruit and hire permanent employees who will be compensated on a regular basis pursuant to agreed upon salaries. Husker Ag expects to offer typical health and other employee benefits.

   As of December 19, 2001, Husker Ag adopted a policy pursuant to which the Company pays each director $100 per meeting as compensation for services and $.35/mile for mileage. Based on one meeting per month, the estimated directors fees to be paid over the next 12 months would be $15,600 plus mileage.

   Husker Ag does not have any compensatory security option plan for its executive officers and directors. None of the directors or officers of Husker Ag have any options, warrants or other similar rights to purchase securities of Husker Ag.

   Husker Ag has not established a compensation committee. On January 8, 2002, Husker Ag adopted an Audit Committee Charter in compliance with Securities and Exchange Commission rules and established an audit committee consisting of O. Kelly Hodson, who is the Chairman, Cory Furstenau and Dean Sapp. Husker Ag also has established a nominating committee consisting of Lee Sapp, Gary Kuester, Jack Frahm and Wayne Mitchell. Al Sievertsen serves as an advisory member of the nominating committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table presents information regarding beneficial ownership of membership units of Husker Ag as December 31, 2001 by (1) each member known by Husker Ag to be the beneficial owner of more than 5% of its outstanding membership units and (2) each director of Husker Ag and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the members listed below have sole investment and voting power regarding their membership units, except that co-trustees share investment and voting power.

                                                  Units
                                               Beneficially Percentage
          Name and Address of Beneficial Owner    Owned      of Class
          ------------------------------------ ------------ ----------
                  Gary Kuester................       2          *
                  56723 835 Road
                  Stanton, NE 68779

                  J. Alex Thramer.............      50(1)       *
                  Box 278
                  Ewing, NE 68735

                  Jack G. Frahm...............      90(2)       *
                  RR 3, Box 53
                  Plainview, NE 68769

                  Fredrick J. Knievel.........      65(3)       *
                  RR 1, Box 196
                  Clearwater, NE 68726

                  Cory A. Furstenau...........      24          *
                  RR 2, Box 131
                  Tilden, NE 68781

                  Ryan W. Koinzan.............      15          *
                  411 "K" Street
                  Neligh, NE 68756

                  Mike Kinney.................     120(4)       *
                  Rt.2, Box 131
                  Elgin, NE 68636

                  Scott J. Carpenter..........      25          *
                  1306 Chase Ave.
                  Creighton, NE 68729

                  O. Kelly Hodson.............     120(5)       *
                  807 Hill Street
                  P.O. Box 40
                  Osmond, NE 68765

                                                   Units
                                                Beneficially Percentage
        Name and Address of Beneficial Owner       Owned      of Class
        ------------------------------------    ------------ ----------

        James Hall.............................      110           *
        26941 480th Ave.
        Sioux Falls, SD 57108

        Lee Sapp...............................    2,540(6)    16.58%
        1882 South 114th Street
        Omaha, NE 68114

        Dean Sapp..............................      500(7)     3.26%
        17402 Riviara
        Omaha, NE 68136

        O. Wayne Mitchell......................      -0-         -0-
        2001 Country Club Drive NE
        Wilmar, MN 56201

        Fagen, Inc.............................    1,000        6.53%
        501 West Highway 212
        P.O. Box 159
        Granite Falls, MN 56241

        CORN-er Stone Farmers Coop.............    1,500        9.79%
        502 S. Walnut
        P.O. Box 871
        Luverne, MN 56156

        Allen H. Sievertsen....................        6(8)        *
        P.O. Box 603
        Plainview, NE 68769
        ---------------------------------------
        All executive officers and directors as
          a group (14 persons).................    3,667       23.94%

--------
(1) Includes 25 membership units held by him and his wife as joint tenants with respect to which Mr. Thramer may be regarded as having shared voting and dispositive power.
(2) Includes 30 membership units held by Frahm Farms, Inc. for which Mr. Frahm has shared voting and dispositive power.
(3) Includes 25 membership units held by him and his wife as joint tenants with respect to which Mr. Knievel may be regarded as having shared voting and dispositive power and also includes 10 membership units held by Mr. Knievel in a partnership with his brother with respect to which Mr. Knievel has shared voting and dispositive power.
(4) Includes 10 membership units held by him and his wife as joint tenants with respect to which Mr. Kinney may be regarded as having shared voting and dispositive power and also includes 100 membership units held by Kinney, Inc. for which Mr. Kinney has shared voting and dispositive power.
(5) Includes 5 membership units held by Mr. Hodson with his son as joint tenants with respect to which Mr. Hodson may be regarded as having shared voting and dispositive power and also includes 35 membership units held by SENO Partnership f/b/o the Orville Kelly Hodson IRA. Does not include 35 membership units held by SENO Partnership f/b/o the Luella T. Hodson IRA, Mr. Hodson's wife, for which Mr. Hodson disclaims beneficial ownership. / /
(6) Includes 2,540 membership units held by Sapp Bros. Investments, LLC for which Mr. Sapp has shared voting and dispositive power.
(7) Includes 500 membership units held by him and his wife as joint tenants with respect to which Mr. Sapp may be regarded as having shared voting and dispositive power./ /
(8) Includes 6 membership units held by him and his wife as joint tenants with respect to which Mr. Sievertsen may be regarded as having shared voting and dispositive power./ /

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Conflicts of interest may arise in the future as a result of the relationships between and among its members, officers, directors and their affiliates, although its officers and directors have fiduciary duties to Husker Ag. Husker Ag does not have a committee of independent directors or members or an otherwise disinterested body to consider transactions or arrangements that result from conflicts of interest. The Company's Operating Agreement permits Husker Ag to enter into agreements with directors, officers, members and their affiliates, provided that any such transactions are on terms no more favorable to the directors, officers, members (or their affiliates) than generally afforded to non-affiliated parties in a similar transaction. Except for Husker Ag's design-build contract with Fagen, Inc.,who is a member of Husker Ag, as of March 26, 2002, Husker Ag had not entered into any such agreements with any of its directors, officers, members or their affiliates.

   O. Wayne Mitchell is an officer and employed by Fagen, Inc., which is the Company's design-build contractor.

   Husker Ag's original Board of Directors consisted of nine (9) members who were the founders of the Company and were its sole promoters. On December 19, 2001, the Company amended its operating agreement to expand the Board of Directors to include four additional director seats for a total of thirteen
(13) members on the Board of Directors.

   Each of the nine (9) founding directors purchased his original two membership units for $125 per unit to capitalize the Company upon its organization. During the private offering which expired on January 15, 2001, the following founding directors purchased membership units for $500 per unit in accordance with and subject to the terms set forth in the private placement memorandum:

                 Director             Number of Units Purchased
                 --------             -------------------------
                 Scott J. Carpenter..            10
                 Jack G. Frahm(1)....            40
                 Cory A. Furstenau...             4
                 O. Kelly Hodson.....            20
                 Mike Kinney(2)......            20
                 Frederick J. Knievel            10
                 J. Alex Thramer.....            20

--------
(1) Includes 30 membership units held by Frahm Farms, Inc.
(2) Includes 10 membership units held by him with his wife as joint tenants.

   The founding directors did not receive any cash compensation for services as directors (i.e. directors' or meeting fees) through December 2001. The Board of Directors granted each of the nine founding director an option to purchase up to eight membership units for $250 per membership unit upon completion of the private offering which expired on January 15, 2001. The director option expired on February 15, 2001. Eight of the nine founding directors exercised their options and purchased an aggregate of 64 membership units. The Company recognized $18,000 of compensation expense related to the grant of the directors options.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

 (2)     Plan of acquisition, reorganization, arrangement, liquidation or succession. None.

 (3)(i)  Articles of Organization. The Company's Articles of Organization, as amended, are incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580,
         as amended (the "1933 Act Registration Statement") filed on May 10, 2001.

    (ii) Operating Agreement. The Second Amended and Restated Operating Agreement of the Company are
         incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC Registration
         No. 333-60580, as amended (the "1933 Act Registration Statement") filed on May 10, 2001.

 (4)     Instruments defining the rights of security holders, including indentures. None required.

 (9)     Voting trust agreement. None required.

(10)     Material contracts.

         10.1.1 Letter of Intent by and among Fagen Inc., ICM, Inc. and Husker Ag Processing, LLC dated
                May 1, 2001, incorporated by reference to the Company's Registration Statement on Form
                SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act Registration
                Statement") filed on May 10, 2001.

         10.1.2 Amendment dated July 16, 2001 to the Letter of Intent by and among Fagen Inc., ICM, Inc.
                and Husker Ag Processing, LLC dated January 29, 2001, incorporated by reference to the
                Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as
                amended (the "1933 Act Registration Statement") filed on May 10, 2001.

         10.2 Agreement with the Nebraska Department of Agriculture incorporated by reference to the
              Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as
              amended (the "1933 Act Registration Statement") filed on May 10, 2001.

         10.3 Warranty Deed incorporated by reference to the Company's Registration Statement on Form
              SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act Registration
              Statement") filed on May 10, 2001.

         10.4 Financing Proposal with Stearns Bank, N.A. dated July 17, 2001 incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as
              amended (the "1933 Act Registration Statement") filed on May 10, 2001.

         10.5 Contract Labor Agreement with Allen Sievertsen incorporated by reference to the
              Company's Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as
              amended (the "1933 Act Registration Statement") filed on May 10, 2001.

         10.6 Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001. Filed herewith.

         10.7 Loan Commitment Agreement with Stearns Bank dated November 30, 2001. Filed herewith.

         10.8 Commercial Security Agreement dated December 19, 2001. Filed herewith.

         10.9 Promissory Note dated December 19, 2001. Filed herewith.

         10.10 Commercial Security Agreement dated December 19, 2001. Filed herewith.

         10.11 Construction Deed of Trust dated December 19, 2001. Filed herewith.

(11)     Statement re: computation of per share earnings. None required.

(13)     Annual or quarterly reports, Form 10-QSB. None required.

(16)     Letter on change in certifying accountant. None required.


(18) Letter on change in accounting principles. The letter Grant Thornton LLP furnished to the Securities &
     Exchange Commission regarding the disclosure made by the Company in connection with the dismissal of Grant Thornton LLP as its independent accountants and the selection of BKD, LLP is incorporated by reference to the Current Form 8-K filed on January 15, 2002.

(21) Subsidiaries of the registrant. None required.

(22) Published report regarding matters submitted to vote. None required.

(23) Consent of experts and counsel. None required.

(24) Power of attorney. None required.

(99) Additional Exhibits.

     (i) Press release of December 3, 2001 incorporated by reference to Husker Ag Form 8-K filed
         January 14, 2002.

     (ii) Husker Ag Form 8-K filed January 14, 2002 and incorporated by reference.

     (iii) Husker Ag Form 8-K filed January 15, 2002 and incorporated by reference.

     (iv) Husker Ag Form 8-K filed March 27, 2002 and incorporated by reference.

(b) Form 8-Ks filed during the fiscal year ended December 31, 2001.

(1) The Company filed a current report on Form 8-K on January 14, 2002 reporting the completion of its public offering, the execution of the Construction Loan Agreement with Stearns Bank, N.A., the execution of the Design Build Contract with Fagen, Inc. and the expansion of the Board of Directors to include four additional director seats and the appointment of four new directors.

(2) The Company filed a current report on Form 8-K on January 15, 2002 reporting the change in the Company's independent accounts.

(2) The Company filed a current report on Form 8-K on March 27, 2002 reporting an amendment to the Company's Second Amended and Restated Operating Agreement.

                                  SIGNATURES

   In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HUSKER AG PROCESSING, LLC


By:           /S/  GARY KUESTER             By:        /S/  J. ALEX THRAMER
    ----------------------------------          ----------------------------------
                Gary Kuester,                            J. Alex Thramer,
               Chairman of the                  Vice Chairman, Vice President and
        Board, President and Director                        Director

        Date: March 26, 2002                      Date: March 26, 2002


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                            Capacity
          ---------                            --------

/S/  GARY KUESTER             Chairman of the Board, President, Director
-----------------------------
Gary Kuester

Date: March 26, 2002

/S/  J. ALEX THRAMER          Vice Chairman, Vice President, Director
-----------------------------
J. Alex Thramer

Date: March 26, 2002

/S/  JACK G. FRAHM            Secretary and Director
-----------------------------
Jack G. Frahm

Date: March 26, 2002

/S/  FREDRICK J. KNIEVEL      Treasurer and Director
-----------------------------
Fredrick J. Knievel           (Principal Accounting Officer)

Date: March 26, 2002

/S/  CORY A. FURSTENAU        Director
-----------------------------
Cory A. Furstenau

Date: March 26, 2002

/S/  RYAN W. KOINZAN          Director
-----------------------------
Ryan W. Koinzan

Date: March 26, 2002

          Signature                     Capacity
          ---------                     --------

/S/  SCOTT J. CARPENTER       Director
-----------------------------
Scott J. Carpenter

Date: March 26, 2002

/S/  MIKE KINNEY              Director
-----------------------------
Mike Kinney
Date: March 26, 2002

/S/  O. KELLY HODSON
----------------------------- Director
O. Kelly Hodson

Date: March 26, 2002

/S/  JAMES HALL               Director
-----------------------------
James Hall

Date: March 26, 2002

/S/  DEAN SAPP                Director
-----------------------------
Dean Sapp

Date: March 26, 2002
/S/  LEE SAPP                 Director
-----------------------------
Lee Sapp

Date: March 26, 2002

/S/  O. WAYNE MITCHELL        Director
-----------------------------
O. Wayne Mitchell

Date: March 26, 2002

                                 EXHIBIT INDEX

Exhibit
  No.             Description                                  Method of Filing
-------           -----------                                  ----------------

  3(i)  Articles of Organization        Incorporated by reference to the Company's Registration
                                        Statement on Form SB-2 (SEC Registration No. 333-60580, as
                                        amended the "1933 Act Registration Statement") filed on May 10,
                                        2001.

 3(ii)  Operating Agreement             Incorporated by reference to the Company's Registration
                                        Statement on Form SB-2 (SEC Registration No. 333-60580, as
                                        amended the "1933 Act Registration Statement") filed on May 10,
                                        2001.

10.1.1  Letter of Intent by and among   Incorporated by reference to the Company's Registration
        Fagen Inc., ICM, Inc. and       Statement on Form SB-2 (SEC Registration No. 333-60580, as
        Husker Ag Processing, LLC       amended the "1933 Act Registration Statement") filed on May 10,
        dated May 1, 2001               2001.

10.1.2. Amendment dated July 16, 2001   Incorporated by reference to the Company's Registration
        to the Letter of Intent by and  Statement on Form SB-2 (SEC Registration No. 333-60580, as
        among Fagen Inc., ICM, Inc. and amended the "1933 Act Registration Statement") filed on May 10,
        Husker Ag Processing, LLC       2001.
        dated January 29, 2001

10.2    Agreement with the Nebraska     Incorporated by reference to the Company's Registration
        Department of Agriculture       Statement on Form SB-2 (SEC Registration No. 333-60580, as
                                        amended the "1933 Act Registration Statement") filed on May 10,
                                        2001.

10.3    Warranty Deed                   Incorporated by reference to the Company's Registration
                                        Statement on Form SB-2 (SEC Registration No. 333-60580, as
                                        amended the "1933 Act Registration Statement") filed on May 10,
                                        2001.

10.4    Financing Proposal with Stearns Incorporated by reference to the Company's Registration
        Bank, N.A. dated July 17, 2001  Statement on Form SB-2 (SEC Registration No. 333-60580, as
                                        amended the "1933 Act Registration Statement") filed on May 10,
                                        2001.

10.5    Contract Labor Agreement with   Incorporated by reference to the Company's Registration
        Allen Sievertsen                Statement on Form SB-2 (SEC Registration No. 333-60580, as
                                        amended the "1933 Act Registration Statement") filed on May 10,
                                        2001.

10.6    Design Build Contract with      Filed herewith.
        Fagen, Inc. and ICM, Inc. dated
        November 30, 2001

10.7    Loan Commitment Agreement       Filed herewith.
        with Stearns Bank dated
        November 30, 2001

10.8    Construction Loan Agreement     Filed herewith.
        with Stearns Bank dated
        December 19, 2001.

Exhibit
  No.            Description                                  Method of Filing
-------          -----------                                  ----------------

10.9    Promissory Note dated         Filed herewith.
        December 19, 2001.

10.10   Commercial Security Agreement Filed herewith.
        dated December 19, 2001.

10.11   Construction Deed of Trust    Filed herewith.
        dated December 19, 2001.

99(i)   Form 8-K filed January 14,    Incorporated by reference to the Form 8-K filed January 14, 2001.
        2001.

99(ii)  Form 8-K filed January 15,    Incorporated by reference to the Form 8-K filed January 15, 2001.
        2001.

99(iii) Form 8-K filed January 15,    Incorporated by reference to the Form 8-K filed March 27, 2001.
        2001.