Form 10QSB
period 2002-03-31
HUSKER AG PROCESSING LLC
filed 2002-05-15
CIK 1133555

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

        For the quarterly period ended March 31, 2002; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from ___________ to ____________.

        Commission file number: 000-49773

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

                                510 Locust Street
                                   P.O. Box 10
                            Plainview, Nebraska 68769
                                 (402) 582-4446
               -------------------------------------------------
   (Address and telephone number of registrant's principal executive offices)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [ X ]   No  [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at March 31, 2002
            ----------                   -----------------------------
         Membership Units                  15,318 Membership Units

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HUSKER AG PROCESSING, LLC
                        INDEX TO 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2002


PART I         FINANCIAL INFORMATION                                       PAGE

               ITEM 1.  FINANCIAL STATEMENTS ...............................3

                        CONDENSED BALANCE SHEETS ...........................4

                        CONDENSED STATEMENTS OF OPERATIONS .................5

                        CONDENSED STATEMENTS OF CASH FLOWS .................6

                        NOTES TO CONDENSED FINANCIAL STATEMENTS ............7

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......8


PART II        OTHER INFORMATION

               ITEM 1.  LEGAL PROCEEDINGS .................................16

               ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .........16

               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................17

               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS ..................................17

               ITEM 5.  OTHER INFORMATION .................................17

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................17

                        SIGNATURES ........................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         Independent Accountants' Report

Board of Directors and Members
Husker Ag Processing, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag Processing, LLC (a development stage limited liability company) as of March 31, 2002, and the related condensed statements of operations and cash flows for the three-months ended March 31, 2002 and 2001 and the period February 24, 2000 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    /s/ BKD, LLP

Omaha, Nebraska
May 7, 2002

                           Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets

Assets

                                                                                 March 31,         December 31,
                                                                                   2002                2001
                                                                               ----------------------------------
                                                                               (Unaudited)
    Current Assets
        Cash and cash equivalents                                             $     11,505,782   $     13,483,166
        Accrued interest receivable                                                         --                194
        Prepaid insurance                                                               53,430                 --
                                                                               ---------------    ---------------

               Total current assets                                                 11,559,212         13,483,360
                                                                               ---------------    ---------------


    Property and Equipment, at cost
        Land                                                                            50,525             50,525
        Site development                                                             2,253,096            272,968
        Office equipment                                                                21,851              7,352
                                                                               ---------------    ---------------
                                                                                     2,325,472            330,845
        Less accumulated depreciation                                                    1,853              1,223
                                                                               ---------------    ---------------

                                                                                     2,323,619            329,622
                                                                               ---------------    ---------------

    Other Assets
        Debt origination costs                                                         445,086            685,086
                                                                               ---------------    ---------------

                                                                              $     14,327,917   $     14,498,068
                                                                               ===============    ===============


Liabilities and Members' Equity (Deficit)

    Current Liabilities
        Accounts payable and accrued expenses (including $16,584 to
          related parties at December 31, 2001)                               $         94,175   $        107,445
                                                                               ---------------    ---------------

               Total current liabilities                                                94,175            107,445
                                                                               ---------------    ---------------

    Members' Equity (Deficit)
        Membership units, issued and outstanding - 15,318 units                     14,531,162         14,531,162
        Deficit accumulated during the development stage                              (297,420)          (140,539)
                                                                               ---------------    ---------------

                                                                                    14,233,742         14,390,623
                                                                               ---------------    ---------------
                                                                              $     14,327,917   $     14,498,068
                                                                               ===============    ===============




See Accompanying Notes to Condensed Financial
Statements and Independent Accountants' Review Report

                           Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                       Condensed Statements of Operations
                 Three Months Ended March 31, 2002 and 2001 and
              February 24, 2000 (Inception) through March 31, 2002
                                   (Unaudited)

                                                                                                February 24, 2000
                                                                                                   (Inception)
                                                                                                     through
                                                                      Three Months                  March 31,
                                                                2002               2001                2002
                                                            -----------------------------------------------------
    Revenue                                                $             --   $             --   $             --

    Operating Expenses
        General and administrative                                  209,117             74,153            527,426
                                                            ---------------    ---------------    ---------------

    Operating Loss                                                 (209,117)           (74,153)          (527,426)
                                                            ---------------    ---------------    ---------------

    Other Income
        Non-member contributions                                      1,800             12,300             63,317
        Grant                                                            --             75,000             75,000
        Interest and other income                                    50,436              3,610             91,689
                                                            ---------------    ---------------    ---------------

                                                                     52,236             90,910            230,006
                                                            ---------------    ---------------    ---------------

    Net Income (Loss)                                      $       (156,881)  $         16,757   $       (297,420)
                                                            ===============    ===============    ===============

    Basic and Diluted Loss Per Membership Unit             $         (10.24)  $          22.00   $         (81.84)
                                                            ===============    ===============    ===============

    Weighted Average Units Outstanding                               15,318                766              3,634
                                                            ===============    ===============    ===============

See Accompanying Notes to Condensed Financial
Statements and Independent Accountants' Review Report

                           Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                       Condensed Statements of Cash Flows
                 Three Months Ended March 31, 2002 and 2001 and
              February 24, 2000 (Inception) through March 31, 2002
                                   (Unaudited)

                                                                                                  February 24, 2000
                                                                                                     (Inception)
                                                                                                       through
                                                                      Three Months                    March 31,
                                                                2002               2001                 2002
                                                           --------------------------------------------------------
    Operating Activities
        Net income (loss)                                  $       (156,881)  $         16,757    $        (297,420)
        Items not requiring cash
           Noncash compensation                                          --             18,000               18,000
           Depreciation expense                                         629                234                1,853
        Changes in
           Accounts payable and accrued expenses                     19,452              5,663               36,200
           Interest receivable                                          194               (929)                  --
           Prepaid expenses                                         (53,430)                --              (53,430)
                                                           ----------------   ----------------    -----------------
               Net cash provided by (used in)
                  operating activities                             (190,036)            39,725             (294,797)
                                                           ----------------   ----------------    -----------------

    Investing Activities
        Land purchase and site development                       (1,973,155)           (53,545)          (2,245,646)
        Purchase of office equipment                                (14,499)            (3,574)             (21,851)
                                                           ----------------   ----------------    -----------------
               Net cash used in investing activities             (1,987,654)           (57,119)          (2,267,497)
                                                           ----------------   ----------------    -----------------

    Financing Activities
        Gross proceeds from issuance of membership
          units                                                          --            433,000           14,797,556
        Offering costs paid                                         (39,694)           (44,192)            (284,394)
        (Payment) return of debt origination costs                  240,000                 --             (445,086)
               Net cash provided by financing
                  activities                                        200,306            388,808           14,068,076
                                                           ----------------   ----------------    -----------------

    Increase (Decrease) in Cash and Cash Equivalents             (1,977,384)           371,414           11,505,782

    Cash and Cash Equivalents, Beginning of
       Period                                                    13,483,166              3,257                   --
                                                           ----------------   ----------------    -----------------
    Cash and Cash Equivalents, End of Period               $     11,505,782   $        374,671    $      11,505,782
                                                           ================   ================    =================

    Supplemental Disclosure of Noncash Investing and
       Financing Activities

        Net increase (decrease) in accounts payable
          incurred for offering costs                      $        (39,694)  $         13,678   $             --

        Net increase (decrease) in accounts payable
          incurred for site development costs              $          6,972   $             --   $         57,975


See Accompanying Notes to Condensed Financial
Statements and Independent Accountants' Review Report

                           Husker Ag Processing, LLC
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements
                                 March 31, 2002
                                  (Unaudited)

NOTE 1:  Basis of Presentation

        The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB Annual Report for 2001 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  Commitments

        On August 10, 2001, the Company entered into a contract labor agreement with an individual to serve as the Company's construction and general manager for $7,500 per month plus reimbursement of expenses. The agreement expires in August 2002 and may be renewed annually by the parties for additional one-year terms.

NOTE 3:  Design-Build Agreement

        On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs are estimated to be $26,900,000 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. As of March 31, 2002, the Company has approximately $25,000,000 of remaining costs to be incurred under this agreement.

        The design-build contract includes provisions for an incentive bonus to or liquidated damages from the general contractor based on the scheduled project completion date.

NOTE 4:  Debt Financing

        On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan that will convert to a ten-year term note upon completion of construction (pursuant to a November 30, 2001 financing commitment). Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note. At March 31, 2002, there were no outstanding borrowings under this agreement. During the three months ended March 31, 2002, the Company received $240,000 as a return of previously paid debt origination costs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash of $11,505,782, current assets of $11,559,212 and total assets of $14,327,917. The Company's cash generated interest or other income of $50,436. The Company had current liabilities totaling $94,175. The Company had an accumulated deficit of $297,420 and member's equity as of March 31, 2002 was $14,233,742.

     For the three months ended March 31, 2002, the Company had no revenues. The Company's net losses for the three months ended March 31, 2002 totaled $156,881. Cash used for operating activities for the three months ended March 31, 2002 totaled $190,036 primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees.

     Cash used for investing activities for the three months ended March 31, 2002 totaled $1,987,654. Cash used for investing activities for the three months ended March 31, 2002 was spent on the purchase and development of the ethanol plant site ($1,973,155) and the purchase of office equipment ($14,499). Cash provided by financing activities for the three months ended March 31, 2002 totaled $200,306 which consists of the return to the Company of $240,000 deposit previously paid in connection with a USDA loan guarantee fee offset partially by $39,694 of offering costs accrued previously and paid during the three month period.

     The Company is still in the development phase, and until the proposed ethanol plant is complete and operating, will generate no revenue. Management anticipates the accumulated losses will continue to increase until the ethanol plant is operating. Funds to construct the ethanol plant will come from the proceeds of its public offering and construction loans from Stearns Bank, N.A.

MANAGEMENT'S PLAN OF OPERATIONS

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

     On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota. Under the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant. The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 1/4% (5.0%, as of December 19, 2001 and 4.75% as of May 13, 2002). The construction loan is for an 18-month period, ending June 19, 2003. The Bank's construction loan is secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles.

     The financing costs paid by the Company at the construction loan closing were $388,415 (not including $50,000 loan origination fee previously paid). The total financing costs incurred by the Company in connection with the origination of its debt financing were $445,086. The Company has not yet borrowed any funds under its construction loan, and does not currently expect to until the 2nd quarter of 2002.

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

     In January 2001, the Nebraska Department of Agriculture awarded Husker Ag a $75,000 grant under the Agricultural Opportunities and Value-Added Partnerships Act to assist the Company with the organization and offering costs necessary for the construction of its ethanol plant. Husker Ag has entered into an agreement with the Nebraska Department of Agriculture in connection with the award which governs its obligations relating to the grant award. This agreement required the Company to use the grant funds exclusively for the activities listed in its application which includes payment of legal fees, accounting fees, consulting fees and permitting costs associated with the construction of the ethanol plant. The grant income was included in other income on the Company's statement of operations during the fiscal year ended December 31, 2001.

Plan for Calendar Year 2002

     Management expects to continue the design-development and construction of the ethanol plant during calendar year 2002. Management also plans to negotiate and execute finalized contracts needed in connection with the construction and operation of the plant, including the provision of necessary electricity, natural gas and other power sources, and marketing agreements for ethanol and distillers grain sales. Management currently anticipates that Husker Ag will need approximately $27.75 million to construct the plant, and a total of approximately $33 million to cover all capital expenditures necessary to complete the project and make the plant operational and produce revenue. Based on the Company's completion of its public offering pursuant to which it raised $14,402,000 (less $258,814 for offering expenses) and the execution of the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), pursuant to which the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant, management expects to have sufficient cash on hand to cover construction and start-up costs necessary to make the plant operational.

     During the three month period ended March 31, 2002, the Company had expended $1,973,155 in connection with preparing the site to meet the site specifications required by Fagen and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20 and payment of a mobilization fee of $1 million (less a 10% retainage) which is applied to the total contract price.

     Operating expenses consisting of general and administrative costs for the three month period ended March 31, 2002 totaled $209,117, including $113,678 on accounting, legal, lobbying and other professional fees, $5,728 on utilities, rent and depreciation, $35,526 on contract labor and compensation, $17,913 on insurance, licenses and permits, and $36,272 on office supplies, administrative costs and miscellaneous expenses.

     Management believes that the Company currently has sufficient cash to cover its costs through calendar year 2002, and through the completion of the plant construction, including staffing, general and administrative expenses and legal, accounting and related expenses. The following is management's estimate of costs and expenditures for calendar year 2002 as of March 31, 2002.

      Insurance                                           $   65,000
      General and administrative costs                     6,460,000
      Site Preparation                                       574,000
      Office building construction costs                     193,000

       Plant construction in progress payments            26,000,000
                                                          ==========

       TOTAL                                             $33,292,000

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

     Husker Ag currently expects to spend all of its equity funds and a substantial portion of its debt financing on plant construction by December 2002. These costs will include preparing and pouring foundations, material and labor to construct the plant, including the grain and ethanol storage and handling facilities, offices and a cooling tower. Husker Ag will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Such construction, equipment purchases and installation will be handled by Fagen, Inc., which will be paid by the Company in monthly progress payments based on the work completed and invoiced to the Company by Fagen, Inc.

     As of May 10, 2002, Fagen had completed the foundation for the plant's 3 large fermentation tanks and its beer well and had started constructing the stainless steel tanks on these foundations. The elapsed time from ground breaking to mechanical completion of the plant is currently expected to take approximately 14 to 16 months. The Company is currently targeting the first quarter of 2003 as the date for mechanical completion of the plant; provided, however, Fagen and the Company may encounter adverse weather conditions or hazardous or unexpected conditions at the construction site which could delay construction of the plant. If it takes longer to construct the plant than the Company anticipate, it will delay the Company's ability to generate revenues and could make it difficult for the Company to meet its debt service obligations.

     Management intends to fund its costs and expenditures during 2002 through the proceeds raised in the public offering and its debt financing. Husker Ag currently has one person who serves as a part-time bookkeeper and interim office manager, one full-time receptionist and a construction and general manager to assist with organizational matters related to its business. The Company is currently looking for a plant manager. The Company does not plan to begin hiring additional employees related to the ethanol plant operations until approximately six months before completion of the plant construction and commencement of production operations.

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

Books and Records

     Husker Ag currently has one full-time receptionist. The Company has hired a construction and general manager to assist in organizational business matters, but the Company is currently dependent on its Board of Directors, a limited staff and the Company's legal counsel, for the maintenance of its books and records. Management intends to hire and train additional full-time staff personnel prior to commencement of operations, and the salaries of such persons are included in Husker Ag's budget. Such personnel are and will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

Forward-Looking Statements

     Husker Ag and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent Husker Ag's expectations or beliefs concerning future events, including statements regarding future sales, future profit percentages and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for Husker Ag's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Husker Ag cautions you that any forward-looking statements made by Husker Ag in this report, in other reports filed by Husker Ag with the Securities and Exchange Commission or in other announcements by Husker Ag are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the following:

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

     The project could also be delayed if Husker Ag encounters defective material or workmanship from Fagen which could delay production and the Company's' ability to generate revenues. Under the Design-Build Contract with Fagen, Fagen warrants that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay Husker Ag's ability to commence operations and delay its ability to generate revenues. If defects are discovered after the Company begins operating, it could cause the Company to halt or discontinue its operation, which could damage the Company's ability to generate revenues and reduce the value of the membership units. Husker Ag's recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Nebraska.

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

     Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives include, generally, a lower federal excise tax rate for gasoline blended with at least 10 percent, 7.7 percent, or 5.7 percent ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers. Gasoline marketers pay a reduced tax on gasoline that they sell that contains ethanol. The current credit for gasoline blended with 10% ethanol is 5.4(cent) per gallon of blended gasoline. The subsidy will gradually drop to 5.1(cent) per gallon by 2005. Currently, a gasoline marketer that sells gas without ethanol must pay a federal tax of 18.4(cent) per gallon compared to 13(cent) per gallon for gas with 10% ethanol. The tax on gasoline blended with 10% ethanol will gradually increase to 13.3(cent) per gallon by 2005. Smaller credits are available for gasoline blended with 7.7 percent and 5.7 percent ethanol.

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

     On May 31, 2001, the governor of the State of Nebraska approved LB 536, a legislative bill which established a production tax credit of 18(cent) per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operations or cash flows.

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

         During the three month period ended March 31, 2002, the Company had expended a total of $1,987,654 of the public offering net proceeds as follows:

         (1) $1,973,155 to prepare the site to meet the site specifications required by Fagen, including leveling and grading the site and constructing a road from the plant to Highway 20 and payment of a mobilization fee of $1 million (less a 10% retainage) which is applied to the total contract price; and

         (2) $14,499 to purchase office equipment.

         As of March 31, 2002, the total amount of public offering proceeds expended by the Company was $3,069,333.

         The remainder of the net proceeds are located in an interest bearing construction loan deposit account with Stearns Bank, N.A. As of March 31, 2002, Husker Ag had not expended any of the proceeds from the public offering on the purchase or installation of machinery and equipment, purchases of real estate; acquisition of other businesses or repayment of indebtedness.

         As of May 10, 2002, there were 508 holders of record of Husker Ag's membership units.

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

                  None.

         (b)      REPORTS ON FORM 8-K

               (1) The Company filed a current report on Form 8-K on January 14, 2002 reporting the completion of its public offering, the execution of the Construction Loan Agreement with Stearns Bank, N.A., the execution of the Design Build Contract with Fagen, Inc. and the expansion of the Board of Directors to include four additional director seats and the appointment of four new directors.

               (2) The Company filed a current report on Form 8-K on January 15, 2002 reporting the change in the Company's independent accountants.

               (3) The Company filed a current report on Form 8-K on March 27, 2002 reporting an amendment to the Company's Second Amended and Restated Operating Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 2002              By:      /s/ Gary Kuester
                                      -----------------------------------------
                                           Gary Kuester, Chairman of the Board,
                                             President and Director

Date:    May 14, 2002              By:      /s/ Fredrick J. Knievel
                                      ------------------------------------------
                                     Fredrick J. Knievel, Treasurer and Director
                                      (Principal Accounting Officer)

                                                   EXHIBIT INDEX
  Exhibit
    No.            Description                                Method of Filing
    ---            -----------                                ----------------
   99(i)      Form 8-K filed January 14, 2002     Incorporated by reference to the Form 8-K filed January 14, 2002
   99(ii)     Form 8-K filed January 15, 2002     Incorporated by reference to the Form 8-K filed January 15, 2002
   99(iii)    Form 8-K filed March 27, 2002       Incorporated by reference to the Form 8-K filed March 27, 2002

                                       19