Form 10QSB
period 2002-06-30
HUSKER AG PROCESSING LLC
filed 2002-08-14
CIK 1133555

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2002; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________ to ____________.

     Commission file number: 000-49773

                                 HUSKER AG, LLC
             (Exact name of registrant as specified in its charter)

           Nebraska                           2689                    47-0836953
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

     Class                                          Outstanding at June 30, 2002
Membership Units                                       15,318 Membership Units

================================================================================

                                 HUSKER AG, LLC
                        INDEX TO 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2002

PART I    FINANCIAL INFORMATION                                              PAGE
          ITEM 1.        INDEPENDENT ACCOUNTANTS' REPORT.....................  1

                         CONDENSED BALANCE SHEETS............................  2

                         CONDENSED STATEMENT OF OPERATIONS...................  3

                         CONDENSED STATEMENTS OF CASH FLOWS..................  4

                         NOTES TO CONDENSED FINANCIAL STATEMENTS.............  5

          ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......  7

PART II   OTHER INFORMATION

          ITEM 1.        LEGAL PROCEEDINGS................................... 16

          ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS........... 16

          ITEM 3.        DEFAULTS UPON SENIOR SECURITIES..................... 18

          ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS.................................... 18

          ITEM 5.        OTHER INFORMATION................................... 18

          ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.................... 18

                         SIGNATURES.......................................... 20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                         Independent Accountants' Report

Board of Directors and Members
Husker Ag, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC (a development stage limited liability company) as of June 30, 2002, and the related condensed statements of operations for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, and the period February 24, 2000 (inception) through June 30, 2002, and the condensed statements of cash flows for the six months ended June 30, 2002 and 2001, and the period February 24, 2000 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ BKD, LLP

Lincoln, Nebraska
July 21, 2002

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                                              June 30,    December 31,
                                                                               2002           2001
                                                                            --------------------------
                                                                            (Unaudited)
Assets
   Current Assets
      Cash and cash equivalents                                             $ 8,927,889   $13,483,166
      Accrued interest receivable                                                    --           194
      Prepaid insurance                                                          35,177            --
                                                                            -----------   -----------
         Total current assets                                                 8,963,066    13,483,360
                                                                            -----------   -----------
   Property and Equipment, at cost
      Land                                                                       84,318        50,525
      Site development and construction in progress                           6,492,705       272,968
      Office equipment                                                           21,851         7,352
                                                                            -----------   -----------
                                                                              6,598,874       330,845
      Less accumulated depreciation                                               2,905         1,223
                                                                            -----------   -----------
                                                                              6,595,969       329,622
                                                                            -----------   -----------
   Other Assets
      Debt origination costs                                                    445,086       685,086
                                                                            -----------   -----------
                                                                            $16,004,121   $14,498,068
                                                                            ===========   ===========
Liabilities and Members' Equity
   Current Liabilities
      Accounts payable and accrued expenses (including $16,584 to related parties at December 31, 2001 and $589,177 of
      retainage payable at June 30, 2002)                                   $ 1,870,768   $   107,445
                                                                            -----------   -----------
         Total current liabilities                                            1,870,768       107,445
                                                                            -----------   -----------
   Members' Equity
      Membership units, issued and outstanding - 15,318 units                14,531,162    14,531,162
       Deficit accumulated during the development stage                        (397,809)     (140,539)
                                                                            -----------   -----------
                                                                             14,133,353    14,390,623
                                                                            -----------   -----------
                                                                            $16,004,121   $14,498,068
                                                                            ===========   ===========

See Accompanying Notes to Condensed Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001
             and February 24, 2000 (Inception) through June 30, 2002
                                   (Unaudited)

                                                                        February 24,
                                                                           2000
                         Three months ended      Six months ended       (inception)
                              June 30                June 30              through
                           2002       2001        2002       2001      June 30,2002
                        ------------------------------------------------------------
Revenue                 $      --   $     --   $      --   $      --     $      --
Operating Expenses
   General and
      administrative      146,751     39,188     355,868     113,341       674,178
                        ---------   --------   ---------   ---------     ---------
Operating Loss           (146,751)   (39,188)   (355,868)   (113,341)     (674,178)
                        ---------   --------   ---------   ---------     ---------
Other Income
   Non-member
      contributions         1,800      1,800       3,600      14,100        65,117
   Grant                       --         --          --      75,000        75,000
   Interest and other
      income               44,562      2,705      94,998       6,315       136,251
                        ---------   --------   ---------   ---------     ---------
                           46,362      4,505      98,598      95,415       276,368
                        ---------   --------   ---------   ---------     ---------
Net Loss                $(100,389)  $(34,683)  $(257,270)  $ (17,926)    $(397,810)
                        =========   ========   =========   =========     =========
Basic and Diluted
   Loss Per
      Membership Unit   $   (6.55)  $ (43.14)  $  (16.80)  $  (21.32)    $  (84.75)
                        =========   ========   =========   =========     =========
Weighted Average
   Units Outstanding       15,318        804      15,318         841         4,694
                        =========   ========   =========   =========     =========

See Accompanying Notes to Condensed Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
             and February 24, 2000 (Inception) through June 30, 2002
                                   (Unaudited)

                                                                                  February 24,
                                                                                2000 (inception)
                                                          Six months ended          through
                                                              June 30               June 30,
                                                         2002          2001           2002
                                                      ------------------------------------------
Operating Activities
   Net loss                                           $  (257,270)  $ (17,926)    $  (397,810)
   Items not requiring cash
      Noncash compensation                                     --      18,000          18,000
      Depreciation expense                                  1,682         469           2,905
   Changes in
      Accounts payable and accrued expenses                62,999      (6,593)         21,773
      Interest receivable                                     194        (602)             --
      Prepaid expenses                                    (35,177)         --         (35,177)
                                                      -----------   ---------     -----------
         Net cash provided by operating activities       (227,572)     (6,652)       (390,309)
                                                      -----------   ---------     -----------

Investing Activities
   Land purchase, site development and
      construction in progress                         (4,513,512)    (58,744)     (4,728,027)
   Purchase of office equipment                           (14,499)     (3,574)        (21,851)
                                                      -----------   ---------     -----------
         Net cash used in investing activities         (4,528,011)    (62,318)     (4,749,878)
                                                      -----------   ---------     -----------

Financing Activities
   Gross proceeds from issuance of membership units            --     433,000      14,797,556
   Offering costs paid                                    (39,694)   (133,364)       (284,394)
   (Payment) return of debt origination costs             240,000          --        (445,086)
                                                      -----------   ---------     -----------
         Net cash provided by financing activities        200,306     299,636      14,068,076
                                                      -----------   ---------     -----------
Increase (Decrease) in Cash and Cash Equivalents       (4,555,277)    230,666       8,927,889

Cash and Cash Equivalents, Beginning of Period         13,483,166       3,257              --
                                                      -----------   ---------     -----------

Cash and Cash Equivalents, End of Period              $ 8,927,889   $ 233,923     $ 8,927,889
                                                      ===========   =========     ===========

Supplemental Disclosure of Noncash Investing and
   Financing Activities

   Net increase (decrease) in accounts payable
      incurred for offering costs                     $   (39,694)  $   1,109     $        --

   Net increase in accounts payable incurred for
      site development costs                          $ 1,740,018   $      --     $ 1,791,021

   Increase in membership units related to options
      granted                                         $        --   $  18,000     $    18,000


            See Accompanying Notes to Condensed Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                     Notes to Condensed Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

Note 3: Design-Build Agreement

     On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs are estimated to be $27,615,480 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. As of June 30, 2002, the Company has approximately $22,300,000 of remaining costs to be incurred under this agreement.

     The design-build contract includes provisions for an incentive bonus to or liquidated damages from the general contractor based on the scheduled project completion date.

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                     Notes to Condensed Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 4: Debt Financing

     On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan that will convert to a ten-year term note upon completion of construction (pursuant to a November 30, 2001 financing commitment). Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note. At June 30, 2002, there were no outstanding borrowings under this agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002 the Company had current assets of $8,963,066, including cash of $8,927,889 and total assets of $16,004,121. The Company's cash generated interest or other income of $94,998 for the six months ended June 30, 2002. As of June 30, 2002, the Company had current liabilities totaling $1,870,768 consisting of accounts payable and accrued expenses. As of June 30, 2002, the Company had an accumulated deficit of $397,809 and member's equity was $14,133,353.

     For the three months and six months ended June 30, 2002, the Company had no revenue. The Company's net losses for the three months and six months ended June 30, 2002 totaled $100,389 and $257,270 respectively. Cash used for operating activities for the three months and six months ended June 30, 2002 totaled $37,536 and $227,572 respectively primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees.

     Cash used for investing activities for the three months and six months ended June 30, 2002 totaled $2,540,357 and $4,528,011 respectively. Cash used for investing activities for the six months ended June 30, 2002 was spent on the construction and development of the ethanol plant and the plant site ($4,513,512) and the purchase of office equipment ($14,449). Cash provided by financing activities for the six months ended June 30, 2002 totaled $200,306, which consists of the return to the Company of $240,000 deposit previously paid in connection with a USDA loan guarantee fee offset partially by $39,694 of offering costs accrued previously and paid during the three month period.

     The Company is still in the development phase, and until the proposed ethanol plant is complete and operating, will generate no revenue. Management anticipates the accumulated losses will continue to increase until the ethanol plant is operating. As set forth below, funds to construct the ethanol plant come from the proceeds of the Company's public offering and the construction loan from Stearns Bank, N.A.

MANAGEMENT'S PLAN OF OPERATIONS

     The net proceeds to Husker Ag from its private offering and director option exercise totaled $394,726. During Husker Ag's public offering, the Company raised $14,402,000, with net proceeds to the Company, after offering expenses, of $14,116,186. The total net proceeds to the Company during the fiscal year ended December 31, 2001 from the private and public offerings equaled $14,510,912.

     On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota. Under the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant. The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 1/4% (5.0%, as of December 19, 2001 and 5.0% as of August 12, 2002). The construction loan is for an 18-month period, ending June 19, 2003. The Bank's construction loan is secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles. The total financing costs incurred by the Company in connection with the origination of its debt financing were $445,086. The Company has not yet borrowed any funds under its construction loan, but expects to commence such borrowing during the 3rd quarter of 2002.

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

Plan of Operations for the Next Twelve Months

     During the 2nd quarter of 2002, the Company continued the construction and development of the ethanol plant. As of August 12, 2002, Fagen, Inc. had laid the foundation and erected the plant's three large fermentation tanks and beer well, installed and lined the tank farm basin, and set the steel in the fermentation area. In addition, the concrete in the energy center was completed and the floors for the grain storage tanks had been poured and the grain storage tanks erected. The elapsed time from ground breaking to mechanical completion of the plant is currently expected to take approximately 14 to 16 months and the Company is currently targeting the end of the 1st quarter of 2003 as the date for mechanical completion of the plant; provided, however, Fagen and the Company may encounter adverse weather conditions or hazardous or unexpected conditions at the construction site which could delay construction of the plant. If it takes longer to construct the plant than the Company anticipate, it will delay the Company's ability to generate revenues and could make it difficult for the Company to meet its debt service obligations.

     The Company will continue the design-development and construction of the ethanol plant during calendar year 2002 and through completion of construction in 2003. Management also plans to negotiate and execute finalized contracts needed in connection with the construction and operation of the plant, including the provision of necessary electricity, natural gas and other power sources, and marketing agreements for ethanol and distillers grain sales.

     Since the completion of the public offering on December 1, 2001, through the period ended June 30, 2002, the Company has expended $360,205 in connection with preparing the site to meet the site specifications required by Fagen, Inc. and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20. During this same period, the Company has paid $4,187,756 to Fagen, Inc. in connection with the construction of the plant and the purchase and installation of machinery and equipment, including payment of an initial mobilization fee of $1 million (less a 10% retainage), which is applied to the total contract price. During this period ended June 30, 2002, the Company had expended $203,439 for payments to third parties other than Fagen, Inc. for the purchase and installation of machinery and equipment. O. Wayne Mitchell sits on the Company's Board of Directors and is an officer and employed by Fagen, Inc., which is the Company's design-build contractor.

     Operating expenses consisting of general and administrative costs for the three and six month period ended June 30, 2002 totaled $146,751 and $355,868, respectively. The operating expenses for the three and six month period ended June 30, 2002 included $66,480 and $183,698 respectively on accounting, legal, lobbying and other professional fees, $4,170 and $9,475 respectively on utilities, rent and depreciation, $40,288 and $83,442 respectively on contract labor and compensation, $7,294 and $25,207 respectively on insurance, licenses and permits, and $28,519 and $54,046 respectively on office supplies, administrative costs and miscellaneous expenses.

     Based on discussions with the Nebraska Department of Environmental Quality and Fagen, Inc. in light of evolving federal EPA standards governing ethanol plant air emissions, management has elected to purchase a thermal oxidizer with a heat recovery boiler in order to assist the Company in complying with evolving federal EPA standards. A thermal oxidizer with a heat recovery boiler typically costs approximately $1,400,000. However, the thermal oxidizer and heat recovery boiler will replace the original boiler and some additional equipment that were part of the original plant design which totaled approximately $650,000. Therefore, the net additional cost to the Company is expected to total $755,480, which is comprised of an additional $715,480 change order to the Fagen, Inc. Design-Build Contract, as well as $20,000 for a 4160 kV transformer and $20,000 for miscellaneous costs and expenses. Although management believes that the Company currently has sufficient cash to cover its costs through calendar year 2002, the addition of the thermal oxidizer may require the Company to seek additional funding to cover its costs through the next twelve months, including the completion of the plant construction, staffing, initial purchases of inventory, general and administrative expenses and working capital and contingency needs. The Company may seek to raise up to $3 million of additional funding and is currently exploring, analyzing and discussing various methods to raise such funding, including debt financing, equity financing or a combination of both.

     In the contract change order to the Design Build Contract with Fagen, Inc., Husker Ag and Fagen, Inc. also agree to a 47 calendar day extension to the "substantial completion date," under the contract, which relates to the possible payment of an early completion bonus or liquidated damages, thereby moving the substantial completion date from the original date of April 26, 2003 to June 12, 2003. Under the Design-Build Contract, Fagen, Inc. is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of the scheduled substantial completion date, and Husker Ag is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond the scheduled completion date.

     The Company currently projects completion of construction of the ethanol plant and commencement of plant operations by the end of the 1st quarter of 2003. The following is management's current estimate of costs and expenditures through the completion of construction of the plant and up to the commencement of operations. Such estimates are subject to change as the plant construction continues, for the reasons set forth under Forward-Looking Statements below.

   Capitalized interest                                             $   398,000
   Debt and equity financing costs                                    1,056,000
   Rail siding construction                                             520,000
   Site Preparation                                                     764,000
   Office equipment                                                      65,000
   Water system construction                                            270,000
   Construction of plant  total                                      28,230,480
      Fagen, Inc. construction contract -             $26,900,000
      Administration building                             200,000
      Back-up propane                                     175,000
      Electrical hook-up                                  200,000
      Thermal oxidizer                                    755,480
   Rolling stock  (trucks, forklifts, etc.)                             240,000
   Fire system and miscellaneous construction costs                     393,000
   Purchase of initial inventory                                      1,477,000
   Establishment of hedging account                                     360,000
   General and administrative expenses                                1,331,000

   TOTAL                                                            $35,104,480

     Husker Ag currently expects to spend all of its equity funds and a substantial portion of its debt financing on plant construction by February 2003. These costs will include preparing and pouring foundations, material and labor to construct the plant, including the grain and ethanol storage and handling facilities, offices and a cooling tower. Husker Ag will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Such construction, equipment purchases and installation will be handled by Fagen, Inc., which will be paid by the Company in monthly progress payments based on the work completed and invoiced to the Company by Fagen, Inc. In addition, prior to the commencement of operations, the Company will need to purchase initial corn inventory, as well as chemicals and incur other start-up expenses, prior to receiving revenue from the sale of ethanol and distillers grains.

     Management intends to fund its costs and expenditures through the calendar year 2002 through the proceeds raised in the public offering and its debt financing. As noted above, management may seek additional capital to cover its costs through the second quarter 2003, including the completion of the plant construction, staffing, general and administrative expenses and legal, accounting and related expenses. Management may seek to raise up to $3 million of additional capital and is currently exploring, analyzing and discussing various methods to raise any additional capital which include debt financing, equity financing or a combination of both.

     Husker Ag currently has one person who serves as a part-time bookkeeper and interim office manager, one full-time receptionist and a construction and general manager to assist with organizational matters related to its business. The Company is currently looking for a plant manager, maintenance supervisor and electrical-mechanical operator. The Company does not plan to begin hiring additional employees related to the ethanol plant operations until approximately three months before completion of the plant construction and commencement of production operations. In connection with plant operations, the Company currently intends to hire between approximately 25 and 30 total employees.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

               -------------------------------------------------
                       Position                   # Employed
               -------------------------------------------------

               -------------------------------------------------
                   General Manager                    1
               -------------------------------------------------
                    Plant Manager                     1
               -------------------------------------------------
                     Controller                       1
               -------------------------------------------------
                 Commodities Manager                  1
               -------------------------------------------------
                     Lab Manager                      1
               -------------------------------------------------
                   Lab Technician                     2
               -------------------------------------------------
                 Secretary/Clerical                   2
               -------------------------------------------------
                  Shift Supervisors                   4
               -------------------------------------------------
               Maintenance Supervisor                 1
               -------------------------------------------------
                Maintenance Craftsmen                 4
               -------------------------------------------------
                   Plant Operators                   12
               -------------------------------------------------

The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

     We may hire a commodities manager to ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators. The commodities manager would coordinate grain deliveries between the railroad, participating elevators and producers, as well as negotiate price protection with hedging specialists.

2002 Annual Meeting and Name Change

     At the 2002 annual meeting of the members, held June 4, 2002, the following 5 Class I directors were elected to serve until the 2005 annual meeting of members: O. Kelly Hodson, Jack G. Frahm, James Hall, O. Wayne Mitchell and William Sapp.

     At the June 4, 2002 annual meeting of members, the members approved an amendment to the Company's Articles of Organization giving the Board of Directors authority to change the name of the Company. On July 23, 2002, pursuant to the authority granted to the Board of Directors under the Company's Articles of Organization, as amended, the Board adopted an amendment to the Articles of Organization to change the Company's name to Husker Ag, LLC.

     At a meeting of the Board of Directors held June 24, 2002, the directors elected O. Kelly Hodson to serve as Chairman of the Board and President of the Company. The following incumbent officers were also re-elected: Gary Kuester, Vice Chairman of the Board and Vice-President, Jack G. Frahm, Secretary and Fredrick J. Knievel, Treasurer.

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

Books and Records

     Husker Ag currently has one full-time receptionist. The Company has hired a construction and general manager to assist in organizational business matters, but the Company is currently dependent on its Board of Directors, a limited staff and the Company's legal counsel, for the maintenance of its books and records. In August 2002, Husker Ag hired an outside accountant to assist the Company in the maintenance of its accounting books and records. Management intends to hire and train additional full-time staff personnel prior to commencement of operations, and the salaries of such persons are included in Husker Ag's budget. Such personnel are and will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

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

     Need for Additional Capital

     The Company presently has insufficient working capital to cover its costs through the next twelve months and will require additional funds to meet its operational needs. The Company may also need additional capital to fund the purchase of a thermal oxidizer, which was not included in the Company's initial construction budget. There can be no assurance that the Company would be successful in obtaining such additional financing or that such funds will be sufficient to allow the Company to operate successfully. In the event the Company requires capital in excess of the funds raised pursuant in the public offering and through its borrowing with Stearns Bank, N.A., it may seek additional financing by borrowing or through the sale of additional securities or a combination thereof.

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

     Ethanol production will require substantial amounts of corn. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions such as drought, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase Husker Ag's cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Significant variations in actual growing conditions from normal growing conditions also may adversely affect Husker Ag's ability to procure corn for the proposed plant. Any events that tend to negatively impact the supply of corn will tend to increase prices and harm Husker Ag's business.

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

In 2002, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, have come under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not in 2002, or in subsequent years, enact new legislation which would revise LB 536, or otherwise adversely impact ethanol plants, such as that being built by Husker Ag, which are to benefit from LB 536.

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

     Husker Ag has applied for a Nebraska Pollutant Discharge Elimination General Permit to allow it to discharge approximately 50,400 gallons per day of water into a nearby creek and for general discharges. This permit requires a 30-day public comment period. Husker Ag is in the process of preparing an application with the Nebraska Department of Environmental Quality for a Storm Water Runoff Permit or a similar permit. If these permits are not granted, Husker Ag will have to construct an alternative discharge and treatment system (e.g. storm pond) on site for which it will need to obtain different permits.

     Husker Ag has obtained a permit for its domestic well (to be used for the administrative building) and applications for wells from the Nebraska Department of Environmental Quality to construct and operate its on-site ethanol plant wells are in process. Without these permits, Husker Ag cannot drill its wells and could be forced to use water from the City of Plainview, Nebraska if a sufficient supply is available, or terminate its business. Using water from the City of Plainview may significantly increase Husker Ag's operating costs or harm its financial performance.

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

          As of June 30, 2002, the Company had expended a total of $5,211,237 of the public offering net proceeds as follows:

          (1) $229,750 to prepare the site to meet the site specifications required by Fagen, including leveling and grading the site and constructing a road from the plant to Highway 20;

          (2) $14,751 to purchase office equipment;

          (3) $445,086 to pay the financing costs incurred by the Company in connection with its debt financing;

          (4) $4,187,756 to make payments to Fagen, Inc. in connection with the construction of the ethanol plant and the purchase and installation of machinery and/or equipment, including payment of a moblization fee of $1 million (less a 10% retainage), which is applied to the total contract price; and

          (5) $203,439 to make payments to third parties other than Fagen, Inc. in connection with the purchase and installation of machinery and/or equipment; and

          (6) $130,455 as general and administrative operating expenses of the Company.

          The remainder of the net proceeds are located in an interest bearing construction loan deposit account with Stearns Bank, N.A.

          As of August 8, 2002, there were 508 holders of record of Husker Ag's membership units.

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

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The Company held its Annual Members' Meeting on June 4, 2002.

          (b) The members voted to elect the following (5) Class I Directors to serve until the 2005 Annual Meeting of members and until their successors are elected.

                    Name           Votes For   Votes Withheld
                    ----           ---------   --------------
               O. Kelly Hodson       6,129          25
               Jack G. Frahm         5,849          25
               James Hall           18,686          45
               O. Wayne Mitchell    10,705          25
               William D. Sapp      12,705          25

               Scott J. Carpenter who was also nominated as a Class I director received 5,280 votes and therefore, was not elected.

               The following four Class II directors had terms of office which continued after the meeting until 2003 when four Class II directors will be elected: J. Alex Thramer, Ryan W. Koinzan, Mike Kinney and Dean Sapp. The following four Class III directors had terms of office which continued after the meeting until 2004 when four Class III directors will be elected: Gary Kuester, Fredrick
               J. Knievel, Cory A. Furstenau and Lee Sapp.

          (c) The members also voted for the adoption of an amendment to the Company's Amended Articles of Organization to authorize the Company's Board of Directors to change the name of the Company upon the affirmative vote of a majority of the Board of Directors as the Board of Directors deems necessary or desirable.

               The amendment received the following votes:

               FOR:           9,331
               AGAINST:          90
               ABSTENSIONS:     172
                              =====
                              9,593

ITEM 5:   OTHER INFORMATION

          Effective July 30, 2002, the Company filed Amended Articles of Organization which changed the name of the Company from Husker Ag Processing, LLC to Husker Ag, LLC. The Company's Board of Directors changed the name of the Company upon the affirmative vote of a majority of the Board of Directors in accordance with the Company's Amended Articles of Organization. The complete Amended Articles of Organization of the Company are set forth at Exhibit 3.1.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

               3.1: Amended Articles of Organization of Husker Ag, LLC.

               99.1: Form 8-K filed June 13, 2002 (incorporated by reference to the Form 8-K filed June 13, 2002)

               99.2: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  REPORTS ON FORM 8-K

                    (1) The Company filed a current report on Form 8-K on June 13, 2002 reporting an amendment to the Company's Articles of Incorporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:    August 14, 2002    By: /s/ O. Kelly Hodson
                                     -------------------------------------------
                                     O. Kelly Hodson, Chairman of the Board,
                                         President and Director


     Date:    August 14, 2002    By: /s/ Fredrick J. Knievel
                                     -------------------------------------------
                                     Fredrick J. Knievel, Treasurer and Director
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit
    No.          Description                     Method of Filing
  -------        -----------                     ----------------
    3.1     Amended Articles of Organization     Filed herewith.
            of Husker Ag, LLC

    99.1    Form 8-K filed June 13, 2002         Incorporated by reference to the Form
                                                 8-K filed June 13, 2002

    99.2    Certification  pursuant to Section   Filed herewith.
            906 of the  Sarbanes-Oxley  Act of
            2002