Form 10QSB
period 2002-09-30
HUSKER AG PROCESSING LLC
filed 2002-11-15
CIK 1133555

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

     For the quarterly period ended September 30, 2002; or

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

                                54048 Highway 20
                                   P.O. Box 10
                            Plainview, Nebraska 68769
                                 (402) 582-4446
   -------------------------------------------------------------------------
   (Address and telephone number of registrant's principal executive offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]  No   [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at September 30, 2002
          -----                              ---------------------------------
     Membership Units                            15,318 Membership Units

================================================================================

                                 HUSKER AG, LLC
                        INDEX TO 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 2002

PART I        FINANCIAL INFORMATION                                         PAGE

              ITEM 1.      INDEPENDENT ACCOUNTANTS' REPORT.....................3

                           CONDENSED BALANCE SHEETS............................4

                           CONDENSED STATEMENT OF OPERATIONS...................5

                           CONDENSED STATEMENTS OF CASH FLOWS..................6

                           NOTES TO CONDENSED FINANCIAL STATEMENTS.............7

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......10

              ITEM 3.      CONTROLS AND PROCEDURES............................20

PART II       OTHER INFORMATION

              ITEM 1.      LEGAL PROCEEDINGS..................................20

              ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS..........20

              ITEM 3.      DEFAULTS UPON SENIOR SECURITIES....................21

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS............................................21

              ITEM 5.      OTHER INFORMATION..................................21

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................21

                           SIGNATURES.........................................23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Members
Husker Ag, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC (a development stage limited liability company) as of September 30, 2002, and the related condensed statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the period February 24, 2000 (inception) through September 30, 2002, and the condensed statements of cash flows for the nine months ended September 30, 2002 and 2001, and the period February 24, 2000 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ BKD, LLP


Lincoln, Nebraska
November 11, 2002

                                 HUSKER AG, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002             2001
                                                              -----------------------------
                                                               (Unaudited)
ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                                $   2,412,877    $ 13,483,166
     Margin account cash                                             71,950               -
     Accrued interest receivable                                          -             194
     Option contracts                                               513,974               -
     Prepaid insurance                                               39,372               -
                                                              -------------    ------------

             Total current assets                                 3,038,173      13,483,360
                                                              -------------    ------------

  PROPERTY AND EQUIPMENT, at cost
     Land                                                            84,318          50,525
     Site development and construction in progress               16,304,245         272,968
     Office equipment                                                35,727           7,352
                                                              -------------    ------------
                                                                 16,424,290         330,845
     Less accumulated depreciation                                    4,096           1,223
                                                              -------------    ------------

                                                                 16,420,194         329,622
                                                              -------------    ------------

  OTHER ASSETS
     Debt origination costs                                         445,086         685,086
                                                              -------------    ------------

                                                              $  19,903,453    $ 14,498,068
                                                              =============    ============

LIABILITIES AND MEMBERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable
        Trade                                                 $   4,311,106    $     90,861
        Related parties                                                   -          16,584
        Retainage                                                 1,345,000               -
     Option contracts                                               918,824               -
                                                              -------------    ------------

             Total current liabilities                            6,574,930         107,445
                                                              -------------    ------------

  MEMBERS' EQUITY
     Membership units, issued and outstanding - 15,318 units     14,531,162      14,531,162
     Deficit accumulated during the development stage            (1,202,639)       (140,539)
                                                              -------------    ------------

                                                                 13,328,523      14,390,623
                                                              -------------    ------------

                                                              $  19,903,453    $ 14,498,068
                                                              =============    ============

See Accompanying Notes to Condensed Financial Statements and Accountants' Review Report

                                 HUSKER AG, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
          AND FEBRUARY 24, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                         FEBRUARY 24,
                                                                                       2000 (INCEPTION)
                                      THREE MONTHS ENDED        NINE MONTHS ENDED          THROUGH
                                         SEPTEMBER 30             SEPTEMBER 30           SEPTEMBER 30,
                                        2002       2001         2002          2001           2002
                                    -------------------------------------------------------------------
   Revenue                          $        -  $       -   $          -   $       -   $              -

   OPERATING EXPENSES
      General and administrative       136,011     35,100        491,879     148,441            810,188
      Loss on options, net             692,000          -        692,000           -            692,000
                                    ----------  ---------   ------------   ---------   ----------------

   Operating Loss                     (828,011)   (35,100)    (1,183,879)   (148,441)        (1,502,188)
                                    ----------  ---------   ------------   ---------   ----------------

   OTHER INCOME
      Non-member contributions               -      4,222          3,600      18,322             65,117
      Grant                                  -          -              -      75,000             75,000
      Interest and other income         23,181      1,580        118,179       7,895            159,432
                                    ----------  ---------   ------------   ---------   ----------------

                                        23,181      5,802        121,779     101,217            299,549
                                    ----------   --------   ------------   ---------   ----------------

   Net Loss                         $ (804,830) $ (29,298)  $ (1,062,100)  $ (47,224)  $     (1,202,639)
                                    ==========  =========   ============   =========   ================

   Basic and Diluted
    Loss Per Membership Unit        $   (52.54) $  (31.98)  $     (69.34)  $  (54.53)  $        (210.47)
                                    ==========  =========   ============   =========   ================
   Weighted Average Units
    Outstanding                         15,318        916         15,318         866              5,714
                                    ==========  =========   ============   =========   ================

See Accompanying Notes to Condensed Financial Statements and Accountants' Review Report

                                 HUSKER AG, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
          AND FEBRUARY 24, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                      FEBRUARY 24,
                                                                                                         2000
                                                                                                      (INCEPTION)
                                                                       NINE MONTHS ENDED                THROUGH
                                                                         SEPTEMBER 30                SEPTEMBER 30,
                                                                    2002               2001              2002
                                                            --------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                   $     (1,062,100)  $        (47,224)  $     (1,202,639)
  Items not requiring cash
     Noncash compensation                                                   -             18,000             18,000
     Depreciation expense                                               2,873                704              4,096
     Unrealized loss from option contracts                            692,000                  -            692,000
  Changes in
     Accounts payable and accrued expenses                             58,747            (16,895)            75,495
     Interest receivable                                                  194               (291)                 -
     Option contracts                                                (287,150)                 -           (287,150)
     Margin account cash                                              (71,950)                 -            (71,950)
     Prepaid expenses                                                 (39,372)                 -            (39,372)
                                                             ----------------   ----------------   ----------------
         Net cash used in operating activities                       (706,758)           (45,706)          (811,520)
                                                             ----------------   ----------------   ----------------

INVESTING ACTIVITIES
  Land purchase, site development and
   construction in progress                                       (10,549,427)           (75,007)       (10,821,917)
  Purchase of office equipment                                        (14,410)            (5,998)           (21,762)
                                                             ----------------   ----------------   ----------------
         Net cash used in investing activities                    (10,563,837)           (81,005)       (10,843,679)
                                                             ----------------   ----------------   ----------------

FINANCING ACTIVITIES
  Gross proceeds from issuance of membership units                          -            433,000         14,837,250
  Offering costs paid                                                 (39,694)          (187,922)          (324,088)
  (Payment) return of debt origination costs                          240,000                  -           (445,086)
                                                             ----------------   ----------------   ----------------
         Net cash provided by financing activities                    200,306            245,078         14,068,076
                                                             ----------------   ----------------   ----------------

Increase (Decrease) in Cash and Cash Equivalents                  (11,070,289)           118,367          2,412,877

Cash and Cash Equivalents, Beginning of Period                     13,483,166              3,257                  -
                                                             ----------------   ----------------   ----------------

Cash and Cash Equivalents, End of Period                     $      2,412,877   $        121,624   $      2,412,877
                                                             ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

  Net increase (decrease) in accounts payable
   incurred for offering costs                               $        (39,694)  $        116,163   $              -

  Net increase in accounts payable incurred for
   site development costs                                    $      5,529,608   $              -   $      5,580,611

  Increase in membership units related to options
   granted                                                   $              -   $         18,000   $         18,000

See Accompanying Notes to Condensed Financial Statements and Accountants' Review Report

                                 HUSKER AG, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

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

NOTE 2:      COMMITMENTS

     On August 10, 2001, the Company entered into a contract labor agreement with an individual to serve as the Company's construction and general manager for $7,500 per month plus reimbursement of expenses. The agreement expired in August 2002. The employee is currently serving as construction and general manager as an employee at will.

     On August 29, 2002, the Company entered into an agreement under which they have agreed to purchase a minimum of $35 million therms of natural gas at a fixed price over a five-year initial term. The agreement is renewable at the end of the initial term for an additional five-year period.

NOTE 3:      DESIGN-BUILD AGREEMENT

     On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs are estimated to be $27,615,480 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. As of September 30, 2002, the Company has approximately $11,600,000 of remaining costs to be incurred under this agreement.

     The design-build contract includes provisions for an incentive bonus to or liquidated damages from the general contractor based on the scheduled project completion date.

                                 HUSKER AG, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 4:      DEBT FINANCING

     On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan that will convert to a ten-year term note upon completion of construction (pursuant to a November 30, 2001 financing commitment). Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note. At September 30, 2002, there were no outstanding borrowings under this agreement. Subsequent to September 30, 2002, the Company began to make construction draws under this agreement. On October 3, 2002, the Company borrowed $2,169,386 and on November 1, 2002, the Company borrowed an additional $2,300,828.

NOTE 5:      DERIVATIVE INSTRUMENTS

     The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the September 30, 2002 condensed balance sheet are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a "cash flow hedge"). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the option or futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income. Gains or losses from the ineffective portion of the hedge are recorded in income currently. Gains or losses that are realized will be recognized in the statement of operations when the finished goods produced using the hedged items are sold.

                                 HUSKER AG, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 5:      DERIVATIVE INSTRUMENTS (CONTINUED)

     At September 30, 2002, the Company has open long and short positions in put and call option contracts. The fair market values of long and short positions are reflected in the accompanying condensed balance sheet as current assets and current liabilities, respectively. The change in the market value since the inception of these contracts is reflected in the accompanying condensed statement of operations. This accounting treatment reflects the fact that, given the market value of corn and related futures in corn at September 30, 2002, the Company's open positions would not be expected to be exercised or are not exercisable under the terms of the agreements. The market value of the Company's positions at September 30, 2002, reflects a decline in the price of corn and related futures since the contracts were entered into. The Company intends to purchase corn in the cash market in the months that their open positions are settled.

     Total losses on such contracts amounted to $692,000 for both the three-month and six-month periods ending September 30, 2002.

NOTE 6:      DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

     For all financial instruments held by the Company, including cash, option contracts and accounts payable, the carrying amounts are reasonable estimates of fair value.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Husker Ag and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent Husker Ag's expectations or beliefs concerning future events, including statements regarding future construction timetable, future sales, future profit percentages and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for Husker Ag's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Husker Ag cautions you that any forward-looking statements made by Husker Ag in this report, in other reports filed by Husker Ag with the Securities and Exchange Commission or in other announcements by Husker Ag are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the risk factors set forth in the section below entitled "RISK FACTORS".

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002 the Company had current assets of $3,038,173, including cash of $2,412,877, and the Company had total assets of $19,903,453. The Company's cash generated interest or other income of $118,179 for the nine months ended September 30, 2002. As of September 30, 2002, the Company had current liabilities totaling $6,594,930 consisting of accounts payable and accrued expenses and short positions and option contracts. As of September 30, 2002, the Company had an accumulated deficit of $1,202,639 and member's equity was $13,328,523.

     On October 3, 2002, the Company made its first draw against its construction loan and borrowed $2,169,386. The Company borrowed an additional $2,300,828 on November 1, 2002. The Company's source of liquidity until commencement of operations will be borrowing under its construction loan.

     For the three months and nine months ended September 30, 2002, the Company had no revenue. The Company's net losses for the three months and nine months ended September 30, 2002 totaled $804,830 and $1,062,100 respectively. Cash used for operating activities for the three months and nine months ended September 30, 2002 totaled $479,186 and $706,758 respectively primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees as well as option contracts.

     Cash used for investing activities for the three months and nine months ended September 30, 2002 totaled $6,407,426 and $10,563,837 respectively. Cash used for investing activities for the nine months ended September 30, 2002 was spent on the construction and development of the ethanol plant and the plant site ($10,549,427) and the purchase of office equipment ($14,410). Cash provided by financing activities for the nine months ended September 30, 2002 totaled $200,306, which consists of the return to the Company of $240,000 deposit previously paid in connection with a USDA loan guarantee fee offset partially by $39,694 of offering costs accrued previously and paid during the nine month period.

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

     On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota. Under the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant. The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 1/4% (5.0%, as of the time of the Company's initial borrowing in October 2002). The construction loan is for an 18-month period, ending June 19, 2003. The Bank's construction loan is secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles. The total financing costs incurred by the Company in connection with the origination of its debt financing were $445,086. As of September 30, 2002, the Company had not yet borrowed any funds under its construction loan. On October 3, 2002, the Company made its first draw against its construction loan and borrowed $2,169,386. The Company borrowed an additional $2,300,828 on November 1, 2002.

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

DESIGN BUILD AGREEMENT CHANGE ORDER AND CURRENT DEVELOPMENTS

     Based on discussions with the Nebraska Department of Environmental Quality and Fagen, Inc. regarding the evolving federal EPA standards governing ethanol plant air emissions, the Company purchased a thermal oxidizer with a heat recovery boiler in order to assist the Company in complying with evolving federal EPA standards. A thermal oxidizer with a heat recovery boiler typically costs approximately $1,400,000. However, the thermal oxidizer and heat recovery boiler will replace the original boiler and some additional equipment that were part of the original plant design which totaled approximately $650,000. Therefore, the net additional cost to the Company is expected to total $755,480, which is comprised of an additional $715,480 change order to the Fagen, Inc. Design-Build Contract, as well as $20,000 for a 4160 kV transformer and $20,000 for miscellaneous costs and expenses. Although management believes that the Company currently has sufficient funding to cover its costs through calendar year 2002, the addition of the thermal oxidizer may require the Company to seek additional funding to cover its costs through the next twelve months, including the completion of the plant construction, staffing, initial purchases of inventory, general and administrative expenses and working capital and contingency needs. The Company may seek to raise up to $3 million of additional funding and is currently exploring, analyzing and discussing various methods to raise such funding, including additional debt financing.

     In the contract change order to the Design Build Contract with Fagen, Inc. dated August 7, 2002, the Company and Fagen, Inc. also agreed to a 47 calendar day extension to the "substantial completion date," under the contract, which relates to the possible payment of an early completion bonus or liquidated damages, thereby moving the substantial completion date from the original date of April 26, 2003 to June 12, 2003. As a result of the contract change order, the period from April 26, 2003 to June 12, 2003 is a "neutral period" with respect to the payment of an early completion bonus or liquidated damages. As a result, Fagen, Inc. is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of April 26, 2003, and Husker

Ag is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond June 12, 2003.

     On August 29, 2002, the Company entered into a Discount Agreement for Distribution Transportation Service and a Facility Agreement with Kinder Morgan, Inc. pursuant to which Kinder Morgan, Inc. will provide the Company's plant with natural gas service and natural gas distribution transportation service. The Company's agreements with Kinder Morgan, Inc. are for an initial term of 5 years with an option to renew the agreements for an additional 5 year term at least 3 months prior to the end of the initial term. During the initial term, the Company will purchase a minimum of 35,000,000 therms of natural gas at a fixed price per therm.

     The Company hired Doug Reisdorfer, as the Company's plant manager, for an annual salary of $62,000 plus benefits. Mr. Reisdorfer commenced work on October 1, 2002. Mr. Reisdorfer does not have an employment contract with the Company and therefore, he is an employee at will which means either party may terminate the employment relationship at any time, with or without cause.

     The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. During the 3rd quarter of 2002, the Company established certain hedging contracts and margin accounts with FCStone Group, Inc. a commodities risk intelligence firm. Through October 14, 2002, the Company had purchased 5,250,000 bushels of corn inventory through the purchase and sale of call and put options for March 2003 to July 2004 through FCStone Group, Inc. As of September 30, 2002, the Company had open long and short positions in option contracts. The Company had recorded these positions at fair value. As a result, the Company has recognized $692,000 of losses for both the three month and nine month periods ending September 30, 2002.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

     During the 3rd quarter of 2002, the Company continued the construction and development of the ethanol plant. As of November 5, 2002, Fagen, Inc. had laid the foundation and erected the plant's three large fermentation tanks and beer well, installed and lined the tank farm basin, and set the steel in the fermentation area. In addition, the concrete in the energy center was completed and the floors for the grain storage tanks had been poured and the grain storage tanks erected. Eleven (11) tanks and vessels in the process area had also been completed and set in place. The Company's administration building was completed and is now occupied by Company employees. The plant's grain handling facility has been completed. Electrical and piping activities are on-going. The plant's energy center which contains a dryer, the boiler and a steam recovery heat generator was about 50% complete. The Company is currently targeting the 2nd quarter of 2003 as the date for mechanical completion of the plant; provided, however, Fagen and the Company may encounter adverse weather conditions or hazardous or unexpected conditions at the construction site which could delay construction of the plant. If it takes longer to construct the plant than the Company anticipates, it will delay the Company's ability to generate revenues and could make it difficult for the Company to meet its debt service obligations.

     The Company filed an application with the Nebraska Department of Environmental Quality (the "NDEQ") for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002. The NDEQ issued a letter to the Company on August 29, 2002 in which the NDEQ raised questions regarding the discharge content and quantities set forth in the Company's permit. The Company filed a response to the NDEQ letter on October 16, 2002 in which the Company responded to the NDEQ's questions. As of November 12, 2002, the Company had not received any response from the NDEQ. There is a 180 day waiting period prior to the NDEQ's issuance of this permit which period does not begin to run until the NDEQ deems the permit application satisfactory. The NDEQ has not deemed the Company's permit application satisfactory and therefore, this 180 day waiting period has not yet commenced. The Company cannot commence operations without this permit. If the Company completes the construction of its plant and is ready to commence operations; however, the NDEQ has not yet issued the permit, the Company will be required to delay the commencement of operations and therefore, will delay the Company's ability to generate revenues.

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

     Since the completion of the public offering on December 1, 2001, through the period ended September 30, 2002, the Company has expended $385,534 in connection with preparing the site to meet the site specifications required by Fagen, Inc. and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20. During this same period, the Company has paid $8,885,655 to Fagen, Inc. in connection with the construction of the plant and the purchase and installation of machinery and equipment, including payment of an initial mobilization fee of $1 million (less a 10% retainage), which is applied to the total contract price. O. Wayne Mitchell sits on the Company's Board of Directors and is an officer and employed by Fagen, Inc., which is the Company's design-build contractor. As of October 3, 2002, the Company borrowed $2,169,386 under its construction loan with Stearns Bank, N.A. in order to make a payment of $4,217,244 to Fagen, Inc.. During the period ended September 30, 2002, the Company expended $188,795 for payments to third parties other than Fagen, Inc. for expenses related to the construction of the administrative building and rail spur.

     Operating expenses consisting of general and administrative costs for the three and nine month period ended September 30, 2002 totaled $136,011 and $491,879, respectively. The operating expenses for the three and nine month period ended September 30, 2002 included $66,664 and $250,362 respectively on accounting, legal, lobbying and other professional fees, $2,481 and $11,956 respectively on utilities, rent and depreciation, $64,084 and $147,526 respectively on contract labor and compensation, $7,188 and $32,395 respectively on insurance, licenses and permits, and ($4,406) and $49,640 respectively on office supplies, administrative costs and miscellaneous expenses. Other operating expenses amounting to $692,000 for both the three months and nine months ended September 30, 2002 relate to losses on open option positions described previously.

     The Company currently projects completion of construction of the ethanol plant and commencement of plant operations in the 2nd quarter of 2003. The following is management's current estimate of costs and expenditures through the completion of construction of the plant and up to the commencement of operations. Such estimates are subject to change as the plant construction continues, for the reasons set forth under Forward-Looking Statements above and the Risk Factors below.

                Capitalized interest                                                $     398,000
                Debt and equity financing costs                                         1,056,000
                Rail siding construction                                                  520,000
                Site Preparation                                                          764,000
                Office equipment                                                           65,000
                Water system construction                                                 270,000
                Construction of plant total                                            28,230,480
                  -Fagen, Inc. construction contract -               $ 26,900,000
                  -Administration building                                200,000
                  -Back-up propane                                        175,000
                  -Electrical hook-up                                     200,000
                  -Thermal oxidizer                                       755,480
                Rolling stock  (trucks, forklifts, etc.)                                  240,000
                Fire system and miscellaneous construction costs                          393,000
                Purchase of initial inventory                                           1,477,000
                Establishment of hedging account                                          360,000
                General and administrative expenses                                     1,331,000
                                                                                    =============

                TOTAL                                                               $  35,104,480

     Husker Ag currently expects to spend all of its equity funds and a substantial portion of its debt financing on plant construction costs by the 2nd quarter of 2003. These costs include preparing and pouring foundations, material and labor to construct the plant, including the grain and ethanol storage and handling facilities, offices and a cooling tower. Husker Ag is also purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Such construction, equipment purchases and installation will be handled by Fagen, Inc., which is paid by the Company in monthly progress payments based on the work completed and invoiced to the Company by Fagen, Inc. In addition, prior to the commencement of operations, the Company will need to purchase initial corn inventory, as well as chemicals and incur other start-up expenses, prior to receiving revenue from the sale of ethanol and distillers grains.

     Management intends to fund its costs and expenditures through the calendar year 2002 through the proceeds raised in the public offering and its debt financing. As noted above, management may seek additional capital to cover its costs through the second quarter 2003, including the completion of the plant construction, staffing, general and administrative expenses and legal, accounting and related expenses. Although the Company is not currently actively seeking additional equity capital, management may seek to raise up to $3 million of additional funds and is currently exploring, analyzing and discussing various methods to raise any additional funding which includes additional debt financing.

     Husker Ag currently has one person who serves as a part-time bookkeeper and interim office manager, one full-time receptionist and a construction and general manager to assist with organizational matters related to its business. The Company retained Doug Reisdorfer as a plant manager, for an annual salary of $62,000 plus benefits. Mr. Reisdorfer commenced work on October 1, 2002. Mr. Reisdorfer does not have an employment contract with the Company and therefore, he is an employee at will which means either party may terminate the employment relationship at any time, with or without cause. Mr. Reisdorfer started work on October 1, 2002. His responsibility as plant manager is to oversee all plant operations and production processes.

     The Company is currently looking for a maintenance supervisor and electrical-mechanical operator. The Company does not plan to begin hiring additional employees related to the ethanol plant operations until approximately three months before completion of the plant construction and commencement of production operations. In connection with plant operations, the Company currently intends to hire between approximately 25 and 30 total employees.

     The following table represents some of the additional anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

                    POSITION                           # EMPLOYED
                    --------                           ----------
                   Controller                               1
                Commodities Manager                         1
                   Lab Manager                              1
                 Lab Technician                             2
               Secretary/Clerical                           2
                Shift Supervisors                           4
             Maintenance Supervisor                         1
              Maintenance Craftsmen                         4
                 Plant Operators                           12

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

RISK FACTORS

     The project could suffer delays that could postpone Husker Ag's ability to generate revenues and make it more difficult for Husker Ag to pay its debts.

     Husker Ag currently expects that it will be the 2nd quarter of 2003 before the ethanol plant is operational. Construction projects often involve delays in obtaining construction permits, construction delays due to weather conditions, or other events that delay the construction schedule. If it takes longer to obtain necessary permits or construct the plant than anticipated, it would delay Husker Ag's ability to generate revenues and make it difficult for Husker Ag to meet its debt service obligations. This could reduce the value of the Company's membership units and the longer it takes for the Company to generate revenue, the longer its members will have to wait to receive any distributions.

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

     Husker Ag , LLC is a newly formed company with no prior operations and no experience concerning whether it will be successful in the proposed construction and operation of the ethanol plant or that its plans will materialize or prove successful. Husker Ag cannot make representations about its future profitable operation or the future income or losses of Husker Ag. The Company does not know whether it will ever operate at a profit or that Husker Ag will appreciate in value. If the Company's plans prove to be unsuccessful, its members will lose all or a substantial part of their investment.

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

     Operational costs could be higher than anticipated which could reduce profits.

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

     There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger factories, from plants that can produce a wider range of products than it can, and from other plants similar to its proposed ethanol plant. Husker Ag's ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midlands and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag currently expects to produce. In addition, there are several Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to Husker Ag.

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

     Husker Ag does not currently have any definitive agreements with any corn producers or grain elevators to provide corn to its ethanol plant although the Company has commenced purchases of corn inventory through the futures and option markets. The Company currently does not anticipate entering into agreements with corn producers or grain elevators until shortly before the plant becomes operational and subject to management's evaluation of local feed product availability and market prices and conditions.

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

     In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag currently intends to take hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag's ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company's control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant. Husker Ag may also take similar hedging positions in connection with the sale its ethanol.

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

     The Company will need to purchase significant amounts of electricity to operate the proposed ethanol plant. The prices which Husker Ag will be required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

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

     In 2001, LB 536 became law and established a production tax credit of 18 CENTS per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.

     In 2002, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, have come under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not in subsequent legislative sessions enact new legislation which would revise LB 536, or otherwise adversely impact ethanol plants, such as that being built by Husker Ag, which are to benefit from LB 536.

     Because Husker Ag will not be in a position to produce 100,000 gallons of ethanol until at least 2003, the Company will not qualify for the payments until that time. Husker Ag believes there are several existing projects in Nebraska that could compete with the Company for payments. If another ethanol plant came online and produced 100,000 or more gallons of ethanol, it could also qualify for the producer payment. This would require the legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain checkoff program. Despite the Company's written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. Nebraska legislators are currently discussing and reviewing legislative bills which would establish a direct tax on distiller grains. If the State of Nebraska establishes such a tax, Husker Ag will be required to pay taxes on the distiller grains it produces which will have a serious adverse impact on Husker Ag's net income from the production incentive and will reduce its revenue.

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

     The Company filed an application with the Nebraska Department of Environmental Quality (the "NDEQ") for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002. The NDEQ issued a letter to the Company on August 29, 2002 in which the NDEQ raised questions regarding the discharge content and quantities set forth in the Company's permit. The Company filed a response to the NDEQ letter on October 16, 2002 in which the Company responded to the NDEQ's questions. As of November 12, 2002, the Company had not received any response from the NDEQ. There is a 180 day waiting period prior to the NDEQ's issuance of this permit which period does not begin to run until the NDEQ deems the permit application satisfactory. The NDEQ has not deemed the Company's permit application satisfactory and therefore, this 180 day waiting period has not yet commenced. The Company cannot commence operations without this permit. If the Company completes the construction of its plant and is ready to commence operations; however, the NDEQ has not yet issued the permit, the Company will be required to delay the commencement of operations and therefore, will delay the Company's ability to generate revenues.

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

ITEM 3:     CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including, the President and Chairman of the Board and the Treasurer (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including, the President and Chairman of the Board and the Treasurer (Principal Accounting Officer), concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in the other factors that could significantly affect internal controls subsequent to their evaluation.

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

            As of October 3, 2002, the Company had expended all of the public offering net proceeds as follows:

            (1) $385,534 to prepare the site to meet the site specifications required by Fagen, including leveling and grading the site and constructing a road from the plant to Highway 20;

            (2)    $27,657 to purchase office equipment;

            (3) $445,086 to pay the financing costs incurred by the Company in connection with its debt financing;

            (4) $12,924,015 to make payments to Fagen, Inc. in connection with the construction of the ethanol plant and the purchase and installation of machinery and/or equipment, including payment of a moblization fee of $1 million (less a 10% retainage), which is applied to the total contract price; and

            (5) $203,439 to make payments to third parties other than Fagen, Inc. in connection with the purchase and installation of machinery and/or equipment; and

            (6) $130,455 as general and administrative operating expenses of the Company.

            As of November 12, 2002, there were 510 holders of record of Husker Ag's membership units.

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

ITEM 5:     OTHER INFORMATION

            None.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                   10.1 Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc.

                   10.2 Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company.

            (b)    REPORTS ON FORM 8-K

                    99.1    The Company filed a current report on Form 8-K on
                           November 13, 2002 reporting the sale of a material amount of shares of the Company, the resignation of directors and the appointment of new directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:    November 12, 2002.    By:    /s/ O. Kelly Hodson
                                       ----------------------------------------
                                         O. Kelly Hodson, Chairman of the Board,
                                             President and Director
                                             (Principal Executive Officer)



     Date:    November 12, 2002.    By:    /s/ Fredrick J. Knievel
                                       ----------------------------------------
                                       Fredrick J. Knievel, Treasurer and
                                       Director
                                          (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Husker Ag, LLC (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Date: November 12, 2002


     By: /s/ O. Kelly Hodson
         --------------------------------------------
           O. Kelly Hodson, Chairman of the Board,
              President and Director
              (Principal Executive Officer)


     By: /s/ Fredrick J. Knievel
         --------------------------------------------
           Fredrick J. Knievel, Treasurer and Director
           (Principal Financial Officer)

                     CERTIFICATIONS PURSUANT TO SECTION 302

     I, O. Kelly Hodson, President, Chairman of the Board and Principal Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Husker Ag, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registration and have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002.


By:    /s/ O. Kelly Hodson
   -----------------------------------------
     O. Kelly Hodson, Chairman of the Board,
        President and Director
        (Principal Executive Officer)

I, Fredrick Knievel, Treasurer and Principal Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Husker Ag, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registration and have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002.


By:  /s/ Fredrick J. Knievel
    ----------------------------------------------------
       Fredrick J. Knievel, Treasurer and Director
       (Principal Financial Officer)

                                  EXHIBIT INDEX

 Exhibit
   No.        Description                                                     Method of Filing
--------      -----------                                                     ----------------
    10.1      Contract  Change Order to the Design Build Contract dated       Filed herewith.
              August 7, 2002 between the Company and Fagen, Inc.

    10.2      Track   Agreement  dated  August  29,  2002  between  the       Filed herewith.
              Company and Nebraska Northeastern Railroad Company.

    99.1      Form 8-K filed November 13, 2002                                Incorporated  by  reference  to the Form 8-K
                                                                              filed November 13, 2002