Form 10KSB
period 2002-12-31
HUSKER AG PROCESSING LLC
filed 2003-03-31
CIK 1133555

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________to____________

                        Commission file number: 333-60580


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

                                54048 Highway 20
                                   P.O. Box 10
                            Plainview, Nebraska 68769
                                 (402) 582-4446
   --------------------------------------------------------------------------
   (Address and telephone number of registrant's principal executive offices)


         Securities registered under Section 12(g) of the Exchange Act:

                       Membership Units ($1,000 per unit)
                       ----------------------------------
                                (Title of class)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:    $0

     As of March 26, 2003, the aggregate market value of the membership units held by non-affiliates of the Company was $7,632,000, based on the aggregate price paid for the membership units. Membership units held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2003, 15,318 shares of the Company's membership units were outstanding.


     DOCUMENTS INCORPORATED BY REFERENCE.    None.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                 HUSKER AG, LLC
                       INDEX TO 10-KSB FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2002


PART I

         ITEM 1.     DESCRIPTION OF BUSINESS...................................3

         ITEM 2.     DESCRIPTION OF PROPERTY...................................7

         ITEM 3.     LEGAL PROCEEDINGS.........................................7

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......7


PART II

         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     MEMBERSHIP MATTERS........................................7

         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND PLAN OF OPERATIONS..........................8

         ITEM 7.     FINANCIAL STATEMENTS.....................................16

         ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     AND FINANCIAL DISCLOSURE.................................31


PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING
                     COMPLIANCE...............................................31

         ITEM 10.    EXECUTIVE COMPENSATION...................................33

         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT...............................................34

         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........36

         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.........................37

         ITEM 14.    CONTROLS AND PROCEDURES..................................39

                     SIGNATURES...............................................40

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development.

     Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC ("Husker Ag" or the "Company"), was organized on August 29, 2000 to construct and operate an ethanol plant to be located near Plainview, Nebraska. The Company's corporate offices are currently located in the administrative building at 54048 Highway 20, P.O. Box 10, Plainview, Nebraska 68769, phone number (402) 582-4446. Husker Ag is managed by a 13 member Board of Directors.

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

     The Husker Ag ethanol plant is located on approximately 47 acres of real property 3 1/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. Husker Ag exercised the option and purchased the property on March 9, 2001 for a purchase price of $50,525. Husker Ag's Board of Directors chose the plant site based on access to rail transportation, natural gas, and water, proximity and cost of raw material supplies, proximity to product markets and amenity to construction.

     Design Build Contract and Change Order
     --------------------------------------

     On November 30, 2001, Husker Ag executed its Design-Build Contract with Fagen, Inc., Granite Falls, Minnesota ("Fagen"). Under the Design-Build Contract, Fagen has been the Company's design-builder and constructed a 20 million gallon per year ethanol plant for a contract price of $26.9 million, subject to adjustments made in accordance with the general conditions of the contract. The Company was responsible for construction of the administration building at the ethanol plant site; office, maintenance and power equipment required at the plant; and construction of an on-site rail spur. The Company also entered into a limited license to use the technology and information in the design and construction of the ethanol plant with ICM, Inc., a Kansas corporation.

     Based on discussions with the Nebraska Department of Environmental Quality and Fagen, Inc. regarding the evolving federal EPA standards governing ethanol plant air emissions, in the 3rd quarter of 2002, the Company purchased a thermal oxidizer with a heat recovery boiler in order to assist the Company in complying with evolving federal EPA standards. A thermal oxidizer with a heat recovery boiler typically costs approximately $1,400,000. However, the thermal oxidizer and heat recovery boiler replace the original boiler and some additional equipment that were part of the original plant design which totaled approximately $650,000. Therefore, the net additional cost to the Company totaled $715,480.

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

     The Company broke ground at the plant site on November 16, 2001. Husker Ag then submitted a valid notice to proceed to Fagen on December 20, 2001. During the 4th quarter of 2002, the Company continued the construction and development of the ethanol plant. On November 15, 2002, electrical start-up of the ethanol plant commenced. On March 4, 2003, the production process for the ethanol plant commenced and the plant commenced grinding corn. After the production process commences, there is a ramp-up production period until the plant begins producing ethanol at 100% of its capacity. The Design Build Contract requires a seven (7) day testing period to confirm that the plant was consistently producing at capacity. The Company is currently in discussions with Fagen, Inc. regarding whether the plant successfully completed the seven-day test and whether the plant has attained "substantial completion" as defined under the Design Build Contract. Under the Design Build Contract, "substantial completion" requires a joint inspection of the plant by the Company and Fagen, and a certification by the Company to Fagen that the plant is substantially complete.

     Description of Dry Mill Process
     -------------------------------

     Our ethanol plant produces ethanol by processing corn. The corn will be received by semi-trailer truck, and will be weighed and then unloaded in a receiving building. It will then be transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn will be transported to a hammermill or grinder where it will be ground into flour and conveyed into a tank for processing. We will add water, heat and enzymes to break down the starch in the ground corn. The resulting slurry will be heat sterilized and pumped to a tank where additional enzyme will be added to further breakdown the starch. Next, the mash will be pumped into fermenters, where other enzymes and yeast will be added, to begin a batch fermentation process. A distillation process will divide the alcohol from the corn beer. The alcohol, which exits the distillation process, will then be further dried using a molecular sieve. The resulting 200 proof alcohol will then be pumped to farm shift tanks and blended with five percent gasoline denaturant as it is pumped into storage tanks.

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

     Ethanol
     -------

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

         Husker Ag anticipates receiving benefits from economic incentives to produce ethanol. Ethanol blenders can claim a 5.4 cents per gallon of blended gasoline exemption from the federal gasoline excise tax. This federal ethanol tax subsidy, which was set to expire in 2000, has been extended through December 31, 2007. The exemption will gradually drop to 5.1 cents in 2005. Husker Ag also anticipates receiving the benefits of the federal small producer's credit which is a 10(cent) per gallon of ethanol tax credit available for ethanol produced at plants with 30 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax 10(cent) per gallon on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2007. The pass-through nature of Husker Ag's partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member.

         Husker Ag anticipates receiving economic benefits to produce ethanol at the state level as well. The State of Nebraska established a production tax credit of 18(cent) per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who then will reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer shall receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level to qualify for credits is 100,000 gallons of ethanol annually. Once operational and assuming Husker Ag is producing at least 15,625,000 gallons of ethanol in one year, this producer tax credit could result in payments of up to $2,812,500 to Husker Ag annually; subject to the statutory maximum limit. The production incentive is scheduled to expire June 30, 2012.

     Distiller Grains.
     ----------------

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

Marketing and Distribution Methods
----------------------------------

     Ethanol. Husker Ag retained Eco-Energy Systems to sell and market its ethanol through normal and established markets which management expects will include local, regional and national markets. The Company believes that Eco Energy Systems will market and sell most of its ethanol throughout the United States and the ethanol will be primarily by rail. The target market area for the ethanol produced at the plant is expected to include local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota, Illinois, Wisconsin and Iowa.

     The plant was designed with rail facilities and connections to the Northeast Nebraska Railway railroad system, which will facilitate transporting the ethanol Husker Ag produces to its national target markets. The Company expects to ship its ethanol by rail and by truck and will determine which shipment method to utilize based on management's review and analysis of the current market conditions and any applicable environmental regulatory limitations. The national target rail markets for the facility will include the Pacific Northwest, the Southern and Southwest markets, as well as potential new markets on the East Coast and California due to anticipated MTBE phase outs.

     Distiller Grains. The dry milling process that produces ethanol also produces distiller grains, which are primarily used as a high protein animal feed. The price of distiller grains generally varies with grain prices, so that increases in grain costs are partially offset by increases in distiller grain prices. Husker Ag intends to pursue development of a local distillers wet grain or modified distillers wet grain market. Husker Ag expects to sell its distillers wet grain primarily to feedlots, cattle feeders and dairies within a 120-mile radius of the ethanol plant.

     On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm ("Frahm") pursuant to which Frahm will sell and market Husker Ag's distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag will pay Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expires on March 31, 2004; however, the Marketing Agreement automatically renews for one year periods on the same terms and conditions unless either party notifies the other party of its intent not to renew the agreement. Either party may terminate the Marketing Agreement upon sixty days written notice to the other party. Frahm is also Secretary of the Company and a member of its Board of Directors. The Board of Directors therefore reviewed and approved the Marketing Agreement in accordance with the Company's Affiliated Transactions Policy. As a result of the affiliation between Frahm and Husker Ag, the Marketing Agreement requires that all contracts written by Frahm under such agreement must state that they are subject to final approval by the Husker Ag General Manager. During the term of the Marketing Agreement, and for a period of two years thereafter, Frahm may not provided similar services to any other person or firm without Husker Ag's prior written approval.

     Competition
     -----------

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

     During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to an estimated 2.3 billion gallons per year. Plans to construct new plants or to expand existing plants have been announced which would increase capacity by approximately 235 million gallons per year and this increase in capacity may continue in the future. Husker Ag cannot determine the effect of this type of an increase upon the demand or price of ethanol, although such plants may compete with the Company in the sale of ethanol and related products.

     The ethanol industry has grown to over 65 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 2.3 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to Husker Ag's.

     Corn Supply and Corn Prices
     ---------------------------

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

     The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. During the 3rd quarter of 2002, the Company established certain hedging contracts and margin accounts with FCStone Group, Inc. a commodities risk intelligence firm. As of December 31, 2002, the Company had purchased 5,250,000 bushels of corn inventory through the purchase and sale of call and put options for March 2003 to July 2004 through FCStone Group, Inc. As of December 31, 2002, the Company had open long and short positions in option contracts. The Company had recorded these positions at fair value. As a result, the Company has recognized $280,000 and $972,000 of losses for the three month and twelve month periods ending December 31, 2002.

     In the 4th quarter 2002, the Company also retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. As part of its responsibilities, Husker Trading, Inc. will ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators and will coordinate grain deliveries between the railroad, participating elevators and producers, as well as negotiate price protection with hedging specialists.

     Government Regulation and Environmental Matters
     -----------------------------------------------

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

     The Company filed an application with the Nebraska Department of Environmental Quality (the "NDEQ") for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002. The NDEQ issued a letter to the Company on August 29, 2002 in which the NDEQ raised questions regarding the discharge content and quantities set forth in the Company's permit. The Company filed a response to the NDEQ letter on October 16, 2002 in which the Company responded to the NDEQ's questions. The Company received its waste water permit from the NDEQ and such permit was effective February 26, 2003.

     As of March 26, 2003, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase the thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant's dispersion modeling. The Company's Air Quality Construction Permit expires on July 15, 2003. The Company has twelve months once the plant becomes operational to obtain an Air Quality Operating Permit from the NDEQ and once granted, the Company expects the permit will be valid for five years.

     Management currently anticipates that the Air Quality Operating Permit issued by the NDEQ will have two material differences from the Company's Air Quality Construction Permit. First, the Air Quality Construction Permit was submitted based on the assumption that the Company would use paved roads in the plant; however, the plant is going to operate utilizing roads with a rock aggregate. As a result, management anticipates that the Air Quality Operating Permit issued will require that the Company limit corn unloading operations to certain hours in order to comply with the environmental regulations limiting the amount of dust in the air. Management also anticipates that the Company will need to purchase a water truck in order to control the dust emissions from the rock aggregate roads. Second, because the plant will not have a vapor recovery system located at the ethanol truck load out system, management anticipates that the NDEQ will issue the Air Quality Operating Permit with provisions restricting the number of gallons of ethanol that the Company may load by truck per month and per year.

     Employees
     ---------

     As of March 10, 2003, Husker Ag had hired approximately 30 employees needed to operate the ethanol facility and operations. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate offices are currently located at the plant site in the administrative building at 54048 Highway 20, P.O. Box 10, Plainview, Nebraska 68769, phone number (402) 582-4446. The administrative building consists of approximately 5,700 square feet. Husker Ag owns 47 acres of real property located 3 1/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. Husker Ag's management believes the properties and facilities of Husker Ag will be adequate to support Husker Ag's proposed business operations.

ITEM 3.  LEGAL PROCEEDINGS

     Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition results or operation or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of members during the quarterly period ended December 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     Under the Internal Revenue Code and the related rules and regulations (the "Tax Code"), a matching service is qualified only if: (1) it consists of a computerized or printed system that lists customers' bid and/or ask prices in order to match members who want to sell with persons who want to buy, (2) matching occurs either by matching the list of interested buyers with the list of interested sellers or through a bid and ask process that allows interested buyers to bid on the listed interest, (3) the seller cannot enter into a binding agreement to sell the interest until the 15th calendar day after his interest is listed (which date must be confirmable by maintenance of contemporaneous records), (4) the closing of a sale effected through the matching service does not occur prior to the 45th calendar day after the interest is listed, (5) the matching service displays only quotes that do not commit any person to buy or sell an interest at the quoted price (non firm price quotes) or quotes that express an interest in acquiring an interest without an accompanying price (nonbinding indications of interest) and does not display quotes at which any person is committed to buy or sell a interest at the quoted price (firm quotes), (6) the seller's information is removed within 120 days of its listing and is not reentered into the system for at least 60 days after its deletion, and (7) the sum of the percentage interests transferred during the entity's tax year (excluding private transfers) cannot exceed 10% of the total interests in partnership capital or profits.

     As of February 17, 2003, Husker Ag has retained the services of Variable Investment Advisors, Inc., a broker-dealer registered with the SEC and the National Association of Securities Dealers, Inc. ("NASD"), pursuant to a Trading Services Agreement, to administer and operate an electronically accessible alternative trading system which conforms to state and federal securities laws and also complies with the qualified matching service rules set forth in the Tax Code. VAI operates a website, http://www.agstocktrade.com that posts offers to buy and sell membership units. Users of this method of buying and selling stock do so using a username with the user's actual identity kept confidential. Prospective sellers will post the quantity of membership units being offered for sale and the minimum price per share they would accept. Prospective buyers, either existing members or new buyers, will post a price per membership unit they would be willing to pay for the membership units. Membership units must be posted for a minimum of 15 days to be eligible for a sale. Once the buyer and seller have reached agreement, and the contracts have been executed, the buyer will remit all funds in full to an escrow agent. Under this system, there is a 1.5% sellers' fee charge, with a $175.00 minimum, which is deducted from the sale proceeds. Trading on the alternative trading system will be conducted on a trimester basis with all trades becoming effective on the first day of the following trimester. The next trading trimester begins May 1, 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Husker Ag and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent Husker Ag's expectations or beliefs concerning future events, including statements regarding future sales, future profits and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for Husker Ag's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Husker Ag cautions you that any forward-looking statements made by Husker Ag in this report, in other reports filed by Husker Ag with the Securities and Exchange Commission or in other announcements by Husker Ag are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the risk factors set forth in the section below entitled "RISK FACTORS".

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002 the Company had current assets of $808,165, including cash of $306,320 and the Company had total assets of $25,721,394. The Company's cash generated interest or other income of $123,973 for the twelve months ended December 31, 2002. As of December 31, 2002, the Company had current liabilities totaling $12,421,299 consisting of accounts payable, accrued expenses, short-term debt expected to be refinanced and short positions and option contracts. As of December 31, 2002, the Company had an accumulated deficit of $1,683,917 and member's equity was $12,847,245.

     On October 3, 2002, the Company made its first draw against its construction loan and borrowed $2,169,386. From October 3, 2002 through December 31, 2002, the Company had borrowed $10,192,114 from Stearns Bank, N.A. under its construction loan. The Company's source of liquidity until commencement of operations will be borrowing under its construction loan.

     For the three months and twelve months ended December 31, 2002, the Company had no revenue. The Company's net losses for the three months and twelve months ended December 31, 2002 totaled $481,278 and $1,543,378 respectively. Cash used for operating activities for the three months and twelve months ended December 31, 2002 totaled $372,555 and $1,079,313 respectively primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees as well as commodity option contracts.

     Cash used for investing activities for the three months and twelve months ended December 31, 2002 totaled $11,926,117 and $22,489,954 respectively. Cash used for investing activities for the twelve months ended December 31, 2002 was spent on the construction and development of the ethanol plant and the plant site ($21,914,069) and the purchase of property and equipment ($575,885). Cash provided by financing activities for the twelve months ended December 31, 2002 totaled $10,392,421, which consists of advances under the construction loan and the return to the Company of $240,000 deposit previously paid in connection with a USDA loan guarantee fee offset partially by $39,694 of offering costs accrued previously and paid during the twelve month period.

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

     On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota. Under the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant. The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 1/4% (5.0%, as of the time of the Company's initial borrowing in October 2002 and 4.5% as of March 17, 2003). The construction loan is for an 18-month period, ending June 19, 2003. The Bank's construction loan is secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles. The total financing costs incurred by the Company in connection with the origination of its debt financing were $445,086. On October 3, 2002, the Company made its first draw against its construction loan and borrowed $2,169,386 and as of March 17, 2003, the Company had borrowed approximately $15,600,0000 from Stearns Bank, N.A. under the construction loan.


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

     Upon the successful completion of construction of the ethanol plant, subject to required loan documentation, and no material adverse change in the Company's financial condition, the Bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows: (i) 60% ($12,000,000) at prime rate as published by the Wall Street Journal plus 1/4%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime rate as published by the Wall Street Journal plus 1/4%, adjusted quarterly, with a floor of 6.5% and a ceiling of 9.95% for five years beginning July 6, 2001. At the end of five years the floor and ceiling will adjust to the same spread, plus or minus, prime rate as published by the Wall Street Journal at that time. Management currently anticipates the construction loan to convert to a permanent loan in the 2nd quarter 2003.

     The permanent loan is subject to a 60% USDA loan guarantee ($12 million). If the USDA declines the loan, the Bank would proceed with a conventional permanent loan. Any prepayment of the permanent loan by the Company would be subject to a 5% (of loan balance) prepayment premium in year one, 4% premium in year two, 3% premium in year three, 2% premium in year four, and 1% premium in year five.

Plan of Operations for the Next Twelve Months

     The Company is currently in a transition period where it is shifting from the construction phase to the operational start-up of the plant. During the 1st and 2nd quarter of 2003, the Company will continue to work with Fagen, Inc. to complete construction of the plant and to achieve and maintain operation of the plant at, or above, full capacity. The Company believes that it will begin operating at full capacity during the 2nd quarter of 2003.

     Since the completion of the public offering on December 1, 2001, through the fiscal year ended December 31, 2002, the Company has expended $498,372 in connection with preparing the site to meet the site specifications required by Fagen, Inc. and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20. Through March 10, 2003 the Company has paid $24,668,424 to Fagen, Inc. in connection with the construction of the plant and the purchase and installation of machinery and equipment, including payment of an initial mobilization fee of $1 million (less a 10% retainage), which is applied to the total contract price. O. Wayne Mitchell sits on the Company's Board of Directors and is an officer and employed by Fagen, Inc., which is the Company's design-build contractor. As of March 17, 2003, the Company had borrowed approximately $15,600,000 under its construction loan with Stearns Bank, N.A. During the fiscal year ended December 31, 2002, the Company expended $681,135 for payments to third parties other than Fagen, Inc. for expenses related to the construction of the administrative building and rail spur and the purchase of the on-site power distribution transformers.

     Operating expenses consisting of general and administrative costs for the three and twelve month period ended December 31, 2002 totaled $203,297 and $695,176, respectively. The operating expenses for the three and twelve month period ended December 31, 2002 included $70,183 and $320,545 respectively on accounting, legal, lobbying and other professional fees, $4,348 and $16,304 respectively on utilities, rent and depreciation, $93,859 and $241,385 respectively on contract labor and compensation, $15,249 and $47,824 respectively on insurance, licenses and permits, and $19,478 and $69,118 respectively on office supplies, administrative costs and miscellaneous expenses.

     The Company believes that it will complete construction of the ethanol plant during the 1st or 2nd quarter of 2003 and management anticipates commencement of plant operations in the 2nd quarter of 2003. Management currently expects that it will have sufficient funds to complete construction of the plant from the proceeds of the Company's equity offering and from its construction loan with Stearns Bank, N.A. As of March 17, 2003, the Company had approximately $4,400,000 available under its construction loan.

     The following is management's current estimate of costs and expenditures through construction of the plant and commencement of operations. Such estimates are subject to change for the reasons set forth under Forward-Looking Statements above and the Risk Factors below.

          Capitalized interest                                       $   295,000
          Debt and equity financing costs                              1,040,000
          Rail siding construction                                       395,000
          Site Preparation                                               640,000
          Office equipment                                               126,000
          Construction of plant  total                                28,058,480
              -Fagen, Inc. construction contract -    $26,900,000
              -Administration building                    205,000
              -Electrical hook-up                         210,000
              -Thermal oxidizer                           715,480
          Rolling stock  (trucks, forklifts, etc.)                       195,000
          Fire system and miscellaneous construction costs               332,000
          Purchase of initial inventory                                1,295,000
          Establishment of hedging account                               360,000
          General and administrative expenses                          1,244,000
          Contingency Reserve                                            288,000

          Loan Reserves                                                  382,000
                                                                     ===========

          TOTAL                                                      $34,624,480

     Management currently expects to spend a portion of its remaining debt financing available to the Company on final payments to Fagen Inc. for construction of the plant currently estimated at $2,982,102 and any early completion bonus Fagen, Inc. may earn in connection with "substantial completion" of the plant prior to April 26, 2003. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of April 26, 2003, and Husker Ag is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond June 12, 2003. The Company is currently in discussions with Fagen, Inc. regarding the "substantial completion date" which requires a joint inspection of the plant by the Company and Fagen and a certification by the Company that the plant is substantially complete.

     Management expects to spend the remaining portion of the debt financing available to Husker Ag on plant operation start-up costs in the 2nd quarter of 2003. These costs include the continued purchase of initial corn inventory, as well as chemicals and incur other start-up expenses, prior to receiving revenue from the sale of ethanol and distillers grains. In addition, the Company has received a revolving line of credit from Stearns Bank, N.A. in the amount of $1,000,000. The term of the revolving credit line is from March 11, 2003 through March 11, 2004. Advances made to Husker Ag under the credit line will accrue interest at a variable rate equal to 0.5% over the prime rate as published by the Wall Street Journal with a minimum interest rate of 6.45%. As of March 17, 2003 the prime rate as published by the Wall Street Journal was 4.25%.

     Management intends to fund its operational costs and expenditures through the calendar year 2003 through its existing construction loan from Stearns Bank (which management believes will be converted to a permanent loan in the 2nd quarter of 2003), the revolving credit line established with Stearns Bank, and through revenue from operations. The Company is currently transitioning from a construction phase to operational start-up of the plant and therefore, management is currently preparing an operational budget that will replace its existing construction budget once the plant is fully operational. Management currently believes that the Company has adequate liquidity to fund its remaining construction costs and its operational costs and expenditures through calendar year 2003. Management intends to continually review and revise its operational budget based on its evaluation of the Company's then current revenues, expenses and cash flow, market risks and possible opportunities for increasing its liquidity.

     Management currently expects to be paid for its ethanol within 72 hours of shipment and upon delivery of its distillers grains. The principal costs associated with the operation of the plant are employment costs, utilities, purchase of corn inventory, purchase of enzymes, chemicals and other materials necessary to operate the plant, interest on indebtedness and general and administrative expenses. Once operational, increases and decreases in the price of corn and/or the price of ethanol could have a material impact on the liquidity and profitability of the Company. Increases in the price of corn will increase costs to the Company and therefore, would reduce its liquidity and profitability. Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. Similarly, decreases in the price of corn may increase revenues to the Company and therefore, would increase the liquidity and profitability of the Company.

     In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag's ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company's control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant.

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

     Changes in the cost of utilities may also have a material impact on the liquidity and profitability of the Company. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag's supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on the Company's business. If Husker Ag were to suffer interruptions in its energy supply, either during construction or after the Company begins operating the ethanol plant, its business would be harmed. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm Husker Ag's business by increasing its energy costs. Currently, the price of natural gas has increased significantly, increasing the cost to the Company to produce ethanol. The Company will also need to purchase significant amounts of electricity to operate the proposed ethanol plant. The prices which Husker Ag will be required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

     Husker Ag's liquidity and profitability may also be adversely impacted if there is an increase in the supply of ethanol. Husker Ag expects that existing ethanol plants will expand to increase their production and that new fuel grade ethanol plants will be constructed as well. Although management believes that there will be a corresponding increase in the demand for ethanol as a result of the phase out of MTBE, Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol, so the increased production of ethanol may lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower profits.

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

Employees
---------

     As of March 17, 2003, Husker Ag had hired approximately 30 employees needed to operate the ethanol facility and operations. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

Books and Records
-----------------

     Husker Ag currently has one full-time receptionist and one part-time receptionist. The Company is currently dependent on its Board of Directors, a limited staff and the Company's legal counsel, for the maintenance of its books and records. Husker Ag has retained the services of an outside consultant to assist the Company in the maintenance of its accounting books and records from time to time on an hourly basis. Such personnel are and will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

RISK FACTORS

     The project could suffer delays that could postpone Husker Ag's ability to generate revenues and make it more difficult for Husker Ag to pay its debts.

     Husker Ag currently expects that it will begin operating at full capacity during the 2nd quarter of 2003. The project could be delayed if Husker Ag encounters defective material or workmanship from Fagen which could delay production and the Company's' ability to generate revenues. Under the Design-Build Contract with Fagen, Fagen warrants that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay Husker Ag's ability to commence operations and delay its ability to generate revenues. If defects are discovered after the Company begins operating, it could cause the Company to halt or discontinue its operation, which could damage the Company's ability to generate revenues and reduce the value of the membership units. Husker Ag's recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Nebraska.

     Husker Ag is a newly formed company with limited working capital which could result in losses.

     Husker Ag, LLC is a newly formed company with no prior operations and no experience concerning whether it will be successful in the proposed construction and operation of the ethanol plant or that its plans will materialize or prove successful. Husker Ag cannot make representations about its future profitable operation or the future income or losses of Husker Ag. The Company does not know whether it will ever operate at a profit or that Husker Ag will appreciate in value. If the Company's plans prove to be unsuccessful, its members will lose all or a substantial part of their investment.

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

     Husker Ag purchases corn from local producers but Husker Ag does not currently have any definitive agreements with any corn producers or grain elevators to provide corn to its ethanol plant. The Company has also commenced purchases of corn inventory through the futures and option markets.

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

     In 2001, LB 536 became law and established a production tax credit of 18(cent) per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.

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

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                           December 31, 2002 and 2001


ITEM 7.  FINANCIAL STATEMENTS


Contents



    Independent Accountants' Report...........................................17



    Financial Statements

        Balance Sheets........................................................18

        Statements of Operations..............................................19

        Statements of Members' Equity (Deficit)...............................20

        Statements of Cash Flows..............................................21

        Notes to Financial Statements.........................................23

                         Independent Accountants' Report


Board of Directors
Husker Ag, LLC
Plainview, Nebraska


We have audited the accompanying balance sheets of Husker Ag, LLC (a development stage limited liability company) as of December 31, 2002 and 2001 and the related statements of operations, members' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, and the periods February 24, 2000 (inception) through December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2002 and 2001, and the results of it operations and its cash flows for the years ended December 31, 2002 and 2001, and the periods February 24, 2000 (inception) through December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ BKD, LLP

Lincoln, Nebraska
January 31, 2003, except for Note 9,
    as to which the date is March 18, 2003

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                                 Balance Sheets

Assets
                                                                          2002            2001
                                                                      ------------    ------------
       Current Assets
           Cash and cash equivalents                                  $    306,320    $ 13,483,166
           Margin account cash                                             321,950              --
           Option contracts                                                158,050              --
           Prepaid expenses                                                 21,845              --
           Accrued interest receivable                                          --             194
                                                                      ------------    ------------

                  Total current assets                                     808,165      13,483,360
                                                                      ------------    ------------

       Property and Equipment, at cost
           Land                                                             84,318          50,525
           Site development and construction in progress                23,650,254         272,968
           Equipment                                                       345,626           7,352
           Office building                                                 200,518              --
           Vehicles                                                         17,200              --
                                                                      ------------    ------------

                                                                        24,297,916         330,845
           Less accumulated depreciation                                     7,895           1,223
                                                                      ------------    ------------

                                                                        24,290,021         329,622
                                                                      ------------    ------------

       Other Assets
           Debt origination costs                                          445,086         685,086
           Option contracts                                                173,350              --
           Other                                                             4,772              --
                                                                      ------------    ------------

                                                                           623,208         685,086
                                                                      ------------    ------------

                                                                      $ 25,721,394    $ 14,498,068
                                                                      ============    ============


   Liabilities and Members' Equity

       Current Liabilities
           Accounts payable
              Trade                                                   $    298,618    $     90,861
              Related parties                                                   --          16,584
              Retainage on construction in progress                      1,345,000              --
           Short-term debt expected to be refinanced                    10,192,115              --
           Option contracts                                                563,575              --
           Accrued expenses                                                 21,991              --
                                                                      ------------    ------------

                  Total current liabilities                             12,421,299         107,445
                                                                      ------------    ------------

       Option Contracts                                                    452,850              --
                                                                      ------------    ------------

       Members' Equity
           Membership units, issued and outstanding  - 15,318 units     14,531,162      14,531,162
           Deficit accumulated during the development stage             (1,683,917)       (140,539)
                                                                      ------------    ------------

                                                                        12,847,245      14,390,623

                                                                      $ 25,721,394    $ 14,498,068
                                                                      ============    ============

See Notes to Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                            Statements of Operations

                                           Years Ended          February 24, 2000 (Inception)
                                           December 31,             through December 31,
                                   --------------------------    --------------------------
                                       2002           2001           2002           2001
                                   -----------    -----------    -----------    -----------
   Revenue                         $        --    $        --    $        --    $        --

   Operating Expenses
       General and
         administrative                695,176        256,319      1,013,485        318,309
       Loss on options, net            972,175             --        972,175             --
                                   -----------    -----------    -----------    -----------

   Operating Loss                   (1,667,351)      (256,319)    (1,985,660)      (318,309)
                                   -----------    -----------    -----------    -----------

   Other Income
       Non-member contributions          3,554         19,322         65,071         61,517
       Grant                                --         75,000         75,000         75,000
       Interest and other income       120,419         41,253        161,672         41,253
                                   -----------    -----------    -----------    -----------

                                       123,973        135,575        301,743        177,770
                                   -----------    -----------    -----------    -----------

   Net Loss                        $(1,543,378)   $  (120,744)   $(1,683,917)   $  (140,539)
                                   ===========    ===========    ===========    ===========

   Basic and Diluted Loss Per
      Membership Unit              $   (100.76)   $    (36.83)   $   (256.42)   $    (78.25)
                                   ===========    ===========    ===========    ===========

   Weighted Average Units
      Outstanding                       15,318          3,278          6,567          1,796
                                   ===========    ===========    ===========    ===========

See Notes to Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                     Statements of Members' Equity (Deficit)

                                                                   Deficit
                                                                 Accumulated
                                         Membership Units          During          Members'
                                   ---------------------------   Development        Equity
                                      Number         Amount         Stage          (Deficit)
                                   ------------   ------------   ------------    ------------
   Initial member contributions              18   $      2,250   $         --    $      2,250

   Net loss                                  --             --        (19,795)        (19,795)
                                   ------------   ------------   ------------    ------------

   Balance, December 31, 2000                18          2,250        (19,795)        (17,545)

   Member contributions from
      private offering, net of
      offering costs of $38,274             834        378,726             --         378,726

   Member contributions from
      public offering, net of
      offering costs of $285,814         14,402     14,116,186             --      14,116,186

   Director options exercised                64         34,000             --          34,000

   Net loss                                  --             --       (120,744)       (120,744)
                                   ------------   ------------   ------------    ------------

   Balance, December 31, 2001            15,318     14,531,162       (140,539)     14,390,623

   Net loss                                  --             --     (1,543,378)     (1,543,378)
                                   ------------   ------------   ------------    ------------

   Balance, December 31, 2002            15,318   $ 14,531,162   $ (1,683,917)   $ 12,847,245
                                   ============   ============   ============    ============

See Notes to Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                              Years Ended             February 24, 2000 (Inception)
                                              December 31,                 through December 31,
                                      ----------------------------    ----------------------------
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
   Operating Activities
     Net loss                         $ (1,543,378)   $   (120,744)   $ (1,683,917)   $   (140,539)
     Items not requiring cash
         Noncash compensation                   --          18,000          18,000          18,000
         Depreciation expense                6,672           1,149           7,895           1,223
         Unrealized loss on option
           contracts                       972,175              --         972,175              --
     Changes in
         Margin account cash              (321,950)             --        (321,950)             --
         Option contracts                 (287,150)             --        (287,150)             --
         Prepaid expenses                  (21,845)             --         (21,845)             --
         Interest receivable                   194            (194)             --            (194)
         Other assets                       (4,772)             --          (4,772)             --
         Accounts payable and
           accrued expenses                120,741          (9,581)        137,489          16,748
                                      ------------    ------------    ------------    ------------
             Net cash provided by
               operating activities     (1,079,313)       (111,370)     (1,184,075)       (104,762)
                                      ------------    ------------    ------------    ------------

   Investing Activities
     Land purchase, site
       development and
       construction in progress        (21,914,069)       (267,990)    (22,186,559)       (272,490)
     Purchase of property and
       equipment                          (575,885)         (6,251)       (583,237)         (7,352)
                                      ------------    ------------    ------------    ------------
             Net cash used in
               investing activities    (22,489,954)       (274,241)    (22,769,796)       (279,842)
                                      ------------    ------------    ------------    ------------

   Financing Activities
     Gross proceeds from issuance
       of membership units                      --      14,835,000      14,837,250      14,837,250
     Offering costs paid                   (39,694)       (284,394)       (324,088)       (284,394)
     Advances on construction loan      10,192,115              --      10,192,115              --
     Receipt (payment) of debt
       origination costs, net              240,000        (685,086)       (445,086)       (685,086)
                                      ------------    ------------    ------------    ------------
             Net cash provided by
               financing activities     10,392,421      13,865,520      24,260,191      13,867,770
                                      ------------    ------------    ------------    ------------

   Increase in Cash and Cash
     Equivalents                       (13,176,846)     13,479,909         306,320      13,483,166

   Cash and Cash Equivalents,
     Beginning of Period                13,483,166           3,257              --              --
                                      ------------    ------------    ------------    ------------

   Cash and Cash Equivalents, End
     of Period                        $    306,320    $ 13,483,166    $    306,320    $ 13,483,166
                                      ============    ============    ============    ============

See Notes to Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                      Statements of Cash Flows - Continued

                                            Years Ended            February 24, 2000 (Inception)
                                            December 31,                through December 31,
                                    ----------------------------   ----------------------------
                                        2002            2001           2002            2001
                                    ------------    ------------   ------------    ------------
   Supplemental Disclosures of
     Noncash Investing and
     Financing Activities

         Net increase (decrease)
           in accounts payable
           incurred for offering
           costs                    $    (39,694)   $     12,053   $         --    $     39,694

         Net increase in accounts
           payable incurred for
           site development and
           construction in
           progress                 $  1,477,117    $     51,003   $  1,528,120    $     51,003

See Notes to Financial Statements

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 1:   Nature of Operations and Summary of Significant Accounting Policies


    Nature of Operations

        Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. Accordingly, the financial statements reflect all activities of the LLC and partnership since inception in February 2000.

        The Company has been organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of 20 million gallons. Construction began in 2001 and operations are expected to commence in March 2003. The Company's products will include fuel grade ethanol and distiller grains. The Company expects to sell ethanol in limited markets throughout the United States and distiller grains in the surrounding counties in Nebraska.

        Since inception, the Company has devoted substantially all its efforts to organization, project feasibility, plant construction and financing activities. Accordingly, the Company is in the development stage as it has not commenced operations and generated revenues.

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


    Non-Member Contributions and Grant

        The Company received certain non-recurring contributions from various local businesses and individuals in the surrounding area to assist the Company in paying for its costs during the development stage. These contributions represent unconditional transfers from non-members and do not obligate the Company in any manner or give the contributors any future investment rights. Accordingly, such non-member contributions are recognized as other income.

        In January 2001, the Company received a $75,000 grant from the Nebraska Department of Agriculture to assist the Company in paying for development stage expenses. The Company recognized this amount as income upon meeting the conditions of the grant. The amount is included in other income in 2001 in the accompanying financial statements.

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued


    Cash and Cash Equivalents

        The Company considers all investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consisted primarily of money market accounts.

        The Company maintains its cash accounts primarily at three financial institutions. At times throughout the periods and at December 31, 2002 and 2001, the Company's cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.


    Property and Equipment

        Property and equipment are recorded at cost. The Company has and will continue to incur plant development costs that will be capitalized and depreciated when the facility commences operations. Depreciation will be computed using the straight-line method over the estimated useful lives of property and equipment from the date the assets are placed in service. Other property and equipment is being depreciated using the straight-line method over their estimated useful life.

        The Company capitalizes interest as a component of construction in progress, based on the weighted average rates paid for long-term borrowing. The Company incurred $49,924 in interest during 2002, which was all capitalized.


    Deferred Offering Costs

        During 2001, the Company incurred certain costs directly related to efforts to raise equity financing. These costs were netted against the proceeds received as a result of the offerings. Total offering costs netted against member contribution proceeds amounted to $324,088 during 2001.


    Debt Origination Costs

        During 2001, the Company paid $685,086 related to loan origination costs, other fees and a United States Department of Agriculture (USDA) guarantee application fee related to the construction loan agreement described in Note 5. The USDA fee, in the amount of $240,000, was refunded to the Company in 2002. Such costs have been deferred and will be amortized over the life of the loan using a method approximating the interest method.

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued


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

        Differences between the financial statement bases and tax bases of assets and liabilities amount to approximately $1,735,000 of deferred deductions at December 31, 2002. These relate to capitalization and future amortization of organization and start up costs for tax purposes of approximately $763,000 (whereas these costs are expensed for financial statement purposes), and unrealized net losses on option contracts of approximately $972,000.


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

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


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

        There are significant transfer restrictions on transferability of membership units. The Company's Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Act and regulations of the Internal Revenue Service (IRS) significantly restricts the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company's Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations.

        The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a "publicly traded partnership." Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.



Note 3:   Commitments and Related Party Transactions

        On August 29, 2002, the Company entered into a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 35 million therms of natural gas at a fixed price over a five-year initial term. The agreement is renewable at the end of the initial term for an additional five-year period.

        In November 2002, the Company entered into a marketing agreement with an officer of the Company to sell and market the Company's distiller grains and corn syrup. Under the terms of the agreement, the Company will pay a commission to the officer based on total gross sales contracted for and collected. The marketing agreement expires on March 31, 2004; however, it automatically renews for one year periods on the same terms and conditions unless terminated by either party.

        At December 31, 2002, the Company had entered into agreements to purchase 885,500 bushels of corn to be delivered between March 2003 and June 2003. The average purchase price under these contracts is $2.38 per bushel. One contract for 5,500 bushels is with a related party.

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

                                 Husker Ag, LLC
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


Note 4:   Design-Build Agreement

        On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs are estimated to be $27,615,480 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. As of December 31, 2002, the Company has approximately $4,000,000 of remaining costs to be incurred under this agreement. The general contractor is a member of the Company.

        The design-build contract includes provisions for an incentive bonus to or liquidated damages from the general contractor based on the scheduled project completion date (Note 9).



Note 5:   Debt Financing

        On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan. Borrowings under this agreement are classified in the accompanying balance sheet as short-term as the construction loan matures on June 19, 2003. However, the loan will convert to a ten-year term note upon completion of construction, as discussed below. Interest will accrue at a floating interest rate of prime plus 0.25% (adjusted daily, payable monthly). Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note. At December 31, 2002, there was $10,192,115 in outstanding borrowings under this agreement.

        Upon successful completion of construction of the ethanol plant, subject to required loan documentation, and no material adverse change in the Company's financial condition, the bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows: (i) 60% ($12,000,000) at prime plus 0.25%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime plus 0.25%, adjusted quarterly, with a floor of 6.5% and a ceiling of 9.95% for five years beginning July 6, 2001. At the end of five years the floor and ceiling will adjust to the same spread based on the prime rate in effect at that time.

        The Company also has a letter of credit with the bank amounting to $327,825, expiring December 20, 2003, to be used to serve the Company's utility obligations.

Note 6:   Derivative Instruments

        The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the December 31, 2002 balance sheet are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a "cash flow hedge"). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the option or futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

        Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income. Gains or losses that are realized will be recognized in the statement of operations when the finished goods produced using the hedged items are sold.



Note 7:   Future Change in Accounting Principles

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Obligations Associated with the Retirement of Long-lived Assets (SFAS
        143) in August 2001 which is effective for the Company beginning January 1, 2003. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated retirement cost. The Company expects that the provisions of SFAS 143 will not have a material impact on the Company's financial statements upon adoption.

        In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company expects to adopt the provisions of SFAS 146 effective January 1, 2003 and does not expect the adoption will have a material impact on the financial statements of the Company.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 requires certain disclosures regarding stock based compensation, which the Company adopted in its December 31, 2002 financial statements. The adoption of the provisions of SFAS 148 did not have a material effect on the financial statements of the Company.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands the existing disclosure requirements related to guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation is assumes under that guarantee. The disclosure requirements in this Interpretation are effective for periods ending after December 15, 2002 and the measurement principles are effective for guarantees issued after December 31, 2002. The Company expects that the provisions of FIN 45 will not have a material impact on the Company's financial statements.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. Under this interpretation, certain entities known as "variable interest entities" must be consolidated by the "primary beneficiary" of the entity. The measurement principles of the interpretation are effective for the Company for its year end December 31, 2003 and the Company does not expect the adoption will have a material impact on its financial statements.



Note 8:   Disclosure Regarding Fair Value of Financial Instruments

        For all financial instruments held by the Company, including cash, interest receivable, accounts payable and long-term debt, and loan and construction contract commitments, the carrying amounts are reasonable estimates of fair value.

        The fair values of option contracts are reflected in the carrying amounts included in the accompanying balance sheet as discussed in Note 6.



Note 9:   Subsequent Events

        In March 2003 the production process for the Company's ethanol plant commenced. The design-build contract (Note 4) requires a testing period to confirm that the plant was consistently producing at capacity and achieved substantial completion. Management expects the plant to achieve substantial completion and commence operations on a normal schedule by April 2003.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The executive officers and directors of Husker Ag and their respective ages and positions as of the date of this report are as follows:

      ---------------------------------------------------------------------------------------------
                 NAME             AGE                 POSITION               DIRECTOR TERM EXPIRES
      ---------------------------------------------------------------------------------------------
       Gary Kuester               57     Class III Director, Chairman and           2004
                                            President
      ---------------------------------------------------------------------------------------------
       Scott Carpenter            40     Class III Director, Vice Chairman          2004
                                            and Vice President
      ---------------------------------------------------------------------------------------------
       Jack G. Frahm              53     Class I Director, Secretary                2005
      ---------------------------------------------------------------------------------------------
       Fredrick J. Knievel        61     Class III Director, Treasurer              2004
      ---------------------------------------------------------------------------------------------
       Cory A. Furstenau          25     Class III Director                         2004
      ---------------------------------------------------------------------------------------------
       O. Kelly Hodson            48     Class I Director                           2005
      ---------------------------------------------------------------------------------------------
       Ryan W. Koinzan            22     Class II Director                          2003
      ---------------------------------------------------------------------------------------------
       Mike Kinney                45     Class II Director                          2003
      ---------------------------------------------------------------------------------------------
       J. Alex Thramer            74     Class II Director                          2003
      ---------------------------------------------------------------------------------------------
       James Hall                 57     Class I Director                           2005
      ---------------------------------------------------------------------------------------------
       Ronald Fick                48     Class I Director                           2005
      ---------------------------------------------------------------------------------------------
       David Kolsrud              54     Class II Director                          2003
      ---------------------------------------------------------------------------------------------
       O. Wayne Mitchell          47     Class I Director                           2005
      ---------------------------------------------------------------------------------------------

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

     David Kolsrud is the General manager and a member of the Board of Directors of CORN-er Stone Farmers Cooperative, which was formed in 1995 and served as Chairman until 2000. Mr. Kolsrud also continues to work as a self-employed farmer, an occupation he has had since 1973. He also serves as Chairman of the Valley Springs Farmers Cooperative, a farm supply co-op in Valley Springs, South Dakota. He has served on that Valley Springs Board for 15 years and has served as Chairman for the past 12 years. Mr. Kolsrud formerly served as the Chairman of the Minnesota Coalition for Ethanol. He also served on the Board of Governors of AGRI-Energy, LLC ( a 12 million gallon a year ethanol plant in Luverne, Minnesota). He has served on the AGRI-Energy Board since 1997 and served as its Vice President until 1999.

     Ronald Fick is self-employed and has had a corn and soybean grain farming operation (Harvest Farms) since 1973. He is also co-owner of a gravel and rock extraction business. Mr. Fick's operations are located just to the southwest of Luverne, Minnesota.

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

     In connection with a transfer of membership units representing a 19.98% ownership interest in the Company to The Better Energy Company, LLC, Dean Sapp (Class III) Lee Sapp (Class II) and William Sapp (Class I) all resigned from the Company's Board of Directors and all committee positions effective as of October 23, 2002.

         On October 29, 2002, the Board appointed Scott J. Carpenter to fill the Class III vacancy, David Kolsrud to fill the Class II vacancy and Ronald Fick to fill the Class I vacancy. In connection with the transfer of membership units described above, Better Energy requested representation on the Company's Board of Directors in light of its significant ownership interest in the Company. David Kolsrud and Ronald Fick are members of Better Energy. Scott J. Carpenter is not affiliated with Better Energy.

     All officers have been elected to serve until the next succeeding annual meeting and until their successors have been elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION

                                                                                  All Other
       Name and Principal Position                          Year      Salary     Compensation(3)
       ---------------------------                          ----     --------    ------------
       Gary Kuester(1), Chairman of the Board and
       President                                            2002           $0              $0(3)
                                                            2001           $0              $0(3)

       Scott Carpenter(2), Vice Chairman of the Board
       and Vice President                                   2002           $0              $0(3)
                                                            2001           $0              $0(3)

       (1) Gary Kuester was elected Chairman of the Board and President on March 24, 2003 when O. Kelly Hodson resigned. Mr. Hodson served as Chairman of the Board and President from June 24, 2002 through March 24, 2003 and during such period, Mr. Hodson did not receive any salary or compensation for his services other than directors' meeting fees. Prior to Mr. Hodson, Gary Kuester served as Chairman of the Board and President for the preceding two years and Mr. Kuester did not receive any salary or other compensation for his services other than directors' meeting fees.
       (2) Scott Carpenter was elected Vice Chairman of the Board and Vice President on March 24, 2003 when Gary Kuester was elected Chairman and President. Prior to Mr. Carpenter, Gary Kuester served as Vice Chairman of the Board and Vice President since June 24, 2002 and Mr. Kuester did not receive any salary or other compensation for his services other than directors' meeting fees. Prior to Mr. Kuester, J. Alex Thramer served as Vice Chairman of the Board and Vice President for the preceding two years and Mr. Thramer did not receive any salary or other compensation for his services other than directors' meeting fees.
       (3) Husker Ag paid each individual directors' meeting fees in accordance with its directors meeting fee policy described below.

Gary Kuester is currently serving as Husker Ag's President and Scott Carpenter is currently serving as its Vice President and neither has received any salary or other compensation from the Company. Neither Mr. Kuester nor Mr. Carpenter is under any written contract to provide services to Husker Ag. Husker Ag reimburses its officers for expenses incurred relating to services rendered on its behalf. The current officers of Husker Ag will continue to serve without remuneration. Husker Ag may hire a business manager to assist in the organizational business matters and Husker Ag intends to recruit and hire permanent employees who will be compensated on a regular basis pursuant to agreed upon salaries. Husker Ag offers typical health and other employee benefits.

     As of December 19, 2001, Husker Ag adopted a policy pursuant to which the Company pays each director $100 per meeting as compensation for services and $.35/mile for mileage. Based on one meeting per month, the estimated directors fees to be paid over the next 12 months would be $15,600 plus mileage. The Company also pays each director $50 per committee meeting.

     Husker Ag does not have any compensatory security option plan for its executive officers and directors. None of the directors or officers of Husker Ag have any options, warrants or other similar rights to purchase securities of Husker Ag.

         On January 8, 2002, Husker Ag adopted an Audit Committee Charter in compliance with Securities and Exchange Commission rules and established an audit committee consisting of O. Kelly Hodson, who is the Chairman, Cory Furstenau, Scott Carpenter and David Kolsrud. Husker Ag established a compensation/ benefits committee consisting of O. Kelly Hodson, O. Wayne Mitchell, Cory Furstenau and David Kolsrud. Allen Sievertsen and Linda Demerath serve as advisory members of the compensation/benefits committee. Husker Ag also has established a nominating committee consisting of Fred Kneel, Gary Kuester, Jim Hall and O. Wayne Mitchell.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     In connection with the purchase of membership units by The Better Energy Company, LLC, Jim Hall did not file a Form 4 reporting an increase in his indirect beneficial ownership of membership units as a result of his ownership interest in The Better Energy Company, LLC.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information regarding beneficial ownership of membership units of Husker Ag as December 31, 2002 by (1) each member known by Husker Ag to be the beneficial owner of more than 5% of its outstanding membership units and (2) each director of Husker Ag and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the members listed below have sole investment and voting power regarding their membership units, except that co-trustees share investment and voting power.


                                                        Units
                                                     Beneficially     Percentage
     Name and Address of Beneficial Owner               Owned          of Class
     ------------------------------------            ------------     ----------

         O. Kelly Hodson..................................120(1)              *
         807 Hill Street, P.O. Box 40
         Osmond, NE 68765

         J. Alex Thramer...................................50(2)              *
         Box 278
         Ewing, NE 68735

         Jack G. Frahm.....................................90(3)              *
         RR 3, Box 53
         Plainview, NE 68769

         Fredrick J. Knievel...............................65(4)              *
         RR 1, Box 196
         Clearwater, NE 68726


-------------------------------
(1) Includes 5 membership units held by Mr. Hodson with his son as joint tenants with respect to which Mr. Hodson may be regarded as having shared voting and dispositive power and also includes 35 membership units held by SENO Partnership f/b/o the Orville Kelly Hodson IRA. Does not include 35 membership units held by SENO Partnership f/b/o the Luella T. Hodson IRA, Mr. Hodson's wife for which Mr. Hodson disclaims beneficial ownership.
(2) Includes 25 membership units held by him and his wife as joint tenants with respect to which Mr. Thramer may be regarded as having shared voting and dispositive power.
(3) Includes 30 membership units held by Frahm Farms, Inc. for which Mr. Frahm has shared voting and dispositive power.
(4) Includes 25 membership units held by him and his wife as joint tenants with respect to which Mr. Knievel may be regarded as having shared voting and dispositive power and also includes 10 membership units held by Mr. Knievel in a partnership with his brother with respect to which Mr. Knievel has shared voting and dispositive power.

         Cory A. Furstenau ................................24                 *
         RR 2, Box 131
         Tilden, NE 68781

         Ryan W. Koinzan...................................15                 *
         411 "K" Street
         Neligh, NE 68756

         Mike Kinney......................................120(5)              *
         Rt.2, Box 131
         Elgin, NE 68636

         Scott J. Carpenter................................25                 *
         1306 Chase Ave.
         Creighton, NE 68729

         Gary Kuester.......................................2                 *
         56723  835 Road
         Stanton, NE 68779

         David Kolsrud....................................379(6)          2.47%
         RR 1 Box 58
         Beaver Creek, MN  56116

         Ronald Fick......................................610(7)          3.98%
         RR 2 Box 92
         Luverne, MN 56156

         James Hall.......................................620(8)          4.05%
         26941 480th Ave.
         Sioux Falls, SD  57108

         O. Wayne Mitchell.................................-0-              -0-
         2001 Country Club Drive NE
         Wilmar, MN 56201

         Fagen, Inc. ...................................1,000             6.53%
         501 West Highway 212
         P.O. Box 159
         Granite Falls, MN  56241

         CORN-er Stone Farmers Coop ....................1,500             9.79%
         502 S. Walnut
         P.O. Box 871
         Luverne, MN  56156

         The Better Energy Company......................3,060            19.98%
         109 South Main
         Sioux Falls, SD 57105


-------------------------------
(5) Includes 10 membership units held by him and his wife as joint tenants with respect to which Mr. Kinney may be regarded as having shared voting and dispositive power and also includes 100 membership units held by Kinney, Inc. for which Mr. Kinney has shared voting and dispositive power.
(6) This amount also includes 40 membership units held indirectly by Mr. Kolsrud as a partner of the Wallnut Street Investors Partnership and 239 membership units held indirectly by him as a member of The Better Energy Company, LLC.
(7) This amount also includes 510 membership units held indirectly by him as a member of The Better Energy Company, LLC.
(8) This amount also includes 510 membership units held indirectly by him as a member of The Better Energy Company, LLC.

         Allen H. Sievertsen................................6(9)              *
         54945 868 Road
         Wausa, NE  68768

         -------------------------------------------

         All executive officers and directors as
           a group (14 persons).........................7,686            50.18%


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

     On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm ("Frahm") pursuant to which Frahm will sell and market Husker Ag's distiller grains and corn syrup. Frahm is Secretary of the Company and a member of its Board of Directors. The Board of Directors therefore reviewed and approved the Marketing Agreement in accordance with the Company's Affiliated Transactions Policy. As a result of the affiliation between Frahm and Husker Ag, the Marketing Agreement requires that all contracts written by Frahm under such agreement must state that they are subject to final approval by the Husker Ag General Manager.

     Except for the Marketing Agreement with Frahm and Husker Ag's design-build contract with Fagen, Inc., who is a member of Husker Ag, as of March 26, 2003, Husker Ag had not entered into any such agreements with any of its directors, officers, members or their affiliates.

     O. Wayne Mitchell is an officer and employed by Fagen, Inc., which is the Company's design-build contractor.

     Each of the original nine (9) founding directors purchased his original two membership units for $125 per unit to capitalize the Company upon its organization. During the private offering which expired on January 15, 2001, the following founding directors purchased membership units for $500 per unit in accordance with and subject to the terms set forth in the private placement memorandum:

            -----------------------------------------------------------
                            Director          Number of Units Purchased
            -----------------------------------------------------------
            Scott J. Carpenter                           10
            -----------------------------------------------------------
            Jack G. Frahm(1)                             40
            -----------------------------------------------------------
            Cory A. Furstenau                             4
            -----------------------------------------------------------
            O. Kelly Hodson                              20
            -----------------------------------------------------------
            Mike Kinney(2)                               20
            -----------------------------------------------------------
            Frederick J. Knievel                         10
            -----------------------------------------------------------
            J. Alex Thramer                              20
            -----------------------------------------------------------
            (1)   Includes 30 membership units held by Frahm Farms, Inc.
            (2) Includes 10 membership units held by him with his wife as joint tenants.

-------------------------------
(8) Includes 6 membership units held by him and his wife as joint tenants with respect to which Mr. Sievertsen may be regarded as having shared voting and dispositive power.

     The founding directors did not receive any cash compensation for services as directors (i.e. directors' or meeting fees) through December 2001. The Board of Directors granted each of the nine founding director an option to purchase up to eight membership units for $250 per membership unit upon completion of the private offering which expired on January 15, 2001. The director option expired on February 15, 2001. Eight of the nine founding directors exercised their options and purchased an aggregate of 64 membership units. The Company recognized $18,000 of compensation expenses related to the grant of the directors options.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    List of Exhibits

                           (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. None.

                           (3)(i) Articles of Organization. The Company's Articles of Organization, as amended, are incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

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

                             (10)   Material contracts.

                                    10.1.1  Letter of Intent by and among Fagen
                                            Inc., ICM, Inc. and Husker Ag, LLC
                                            dated May 1, 2001, incorporated by
                                            reference to the Company's
                                            Registration Statement on Form SB-2
                                            (SEC Registration No. 333-60580, as
                                            amended (the "1933 Act Registration
                                            Statement") filed on May 10, 2001.

                                   10.1.2 Amendment dated July 16, 2001 to the Letter of Intent by and among Fagen Inc., ICM, Inc. and Husker Ag, LLC dated January 29, 2001, incorporated by reference to the Company's
                                            Registration Statement on Form SB-2
                                            (SEC Registration No. 333-60580, as
                                            amended (the "1933 Act Registration
                                            Statement") filed on May 10, 2001.

                                   10.2     Agreement with the Nebraska
                                            Department of Agriculture
                                            incorporated by reference to the
                                            Company's Registration Statement on
                                            Form SB-2 (SEC Registration No.
                                            333-60580, as amended (the "1933 Act
                                            Registration Statement") filed on
                                            May 10, 2001.

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

                                   10.6     Design Build Contract with Fagen,
                                            Inc. and ICM, Inc. dated November
                                            30, 2001, incorporated by reference
                                            to the Form 10-KSB for the fiscal
                                            year ended December 31, 2001 filed
                                            on March 29, 2002.

                                   10.7     Loan Commitment Agreement with
                                            Stearns Bank dated November 30,
                                            2001, incorporated by reference to
                                            the Form 10-KSB for the fiscal year
                                            ended December 31, 2001 filed on
                                            March 29, 2002.

                                   10.8     Commercial Security Agreement dated
                                            December 19, 2001, incorporated by
                                            reference to the Form 10-KSB for the
                                            fiscal year ended December 31, 2001
                                            filed on March 29, 2002.

                                   10.9     Promissory Note dated December 19,
                                            2001, incorporated by reference to
                                            the Form 10-KSB for the fiscal year
                                            ended December 31, 2001 filed on
                                            March 29, 2002.

                                   10.10    Commercial Security Agreement dated
                                            December 19, 2001, incorporated by
                                            reference to the Form 10-KSB for the
                                            fiscal year ended December 31, 2001
                                            filed on March 29, 2002.

                                   10.11    Construction Deed of Trust dated
                                            December 19, 2001, incorporated by
                                            reference to the Form 10-KSB for the
                                            fiscal year ended December 31, 2001
                                            filed on March 29, 2002.

                                   10.12    Contract Change Order to the Design
                                            Build Contract dated August 7, 2002
                                            between the Company and Fagen, Inc.,
                                            incorporated by reference to the
                                            Form 10-QSB for the period ended
                                            September 30, 2002 filed on November
                                            14, 2002.

                                   10.13    Track Agreement dated August 29,
                                            2002 between the Company and
                                            Nebraska Northeastern Railroad
                                            Company, incorporated by reference
                                            to the Form 10-QSB for the period
                                            ended September 30, 2002 filed on
                                            November 14, 2002.

                                   10.14    Trading Service Agreement dated
                                            February 17, 2003 between the
                                            Company and Variable Investment
                                            Advisers, Inc. filed herewith.

                             (11) Statement re: computation of per share earnings. None required.

                             (13) Annual or quarterly reports, Form 10-QSB None required.

                             (16) Letter on change in certifying accountant. The letter Grant Thornton LLP furnished to the Securities & Exchange Commission regarding the disclosure made by the Company in connection with the dismissal of Grant Thornton LLP as its independent accountants and the selection of BKD, LLP is incorporated by reference to the Current Form 8-K filed on January 15, 2002.

                             (18) Letter on change in accounting principles. None required.

                             (21)   Subsidiaries of the registrant. None
                                    required.

                             (22) Published report regarding matters submitted to vote. None required.

                             (23)   Consent of experts and counsel. None
                                    required.

                             (24)   Power of attorney.  None required.

                             (99)   Additional Exhibits. None.

                                   99.1 Form 8-K on November 12, 2002 reporting
                                        the sale of a material amount of shares
                                        of the Company, the resignation of
                                        directors and the appointment of new
                                        directors.

               (b)    Form 8-Ks filed during the period ended December 31, 2002.

                      (1) The Company filed a current report on Form 8-K on November 12, 2002 reporting the sale of a material amount of shares of the Company, the resignation of directors and the appointment of new directors.


ITEM 14.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                   SIGNATURES


         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUSKER AG, LLC



By: /s/ GARY KUESTER                      By: /s/ SCOTT J. CARPENTER
    ------------------------------------      ----------------------------------
    Gary Kuester, Chairman of the Board,      Scott J. Carpenter, Vice Chairman,
      President and Director                     Vice President and Director


      Date:  March 26, 2003                      Date:  March 26, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Signature                           Capacity
         ---------                           --------

         /s/ GARY KUESTER                    Chairman of the Board, President,
         --------------------------------    Director
         Gary Kuester

         Date:  March 26, 2002

         /s/ SCOTT J. CARPENTER              Vice Chairman, Vice President,
         --------------------------------    Director
         Scott J. Carpenter

         Date:  March 26, 2002


         /s/ JACK G. FRAHM                   Secretary and Director
         --------------------------------
         Jack G. Frahm

         Date:  March 26, 2003


         /s/ FREDRICK J. KNIEVEL             Treasurer and Director
         --------------------------------    (Principal Accounting Officer)
         Fredrick J. Knievel

         Date:  March 26, 2003

         /s/ CORY A. FURSTENAU               Director
         --------------------------------
         Cory A. Furstenau

         Date:  March 26, 2003


         /s/ O. KELLY HODSON                 Director
         --------------------------------
         O. Kelly Hodson

         /s/ J. ALEX THRAMER                 Director
         --------------------------------
         J. Alex Thramer

         Date:  March 26, 2003


         /s/ RYAN W. KOINZAN                 Director
         --------------------------------
         Ryan W. Koinzan

         Date:  March 26, 2003


         /s/ MIKE KINNEY                     Director
         --------------------------------
         Mike Kinney

         Date:  March 26, 2003


         /s/ JAMES HALL                      Director
         --------------------------------
         James Hall

         Date:  March 26, 2003


         /s/ DAVID KOLSRUD                   Director
         --------------------------------
         David Kolsrud

         Date:  March 26, 2003

         /s/ RONALD FICK                     Director
         --------------------------------
         Ronald Fick

         Date:  March 26, 2003


         /s/ O. WAYNE MITCHELL               Director
         --------------------------------
         O. Wayne Mitchell

         Date:  March 26, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Husker Ag, LLC (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     Date: March 26, 2003.


     By: /s/ GARY KUESTER
         ------------------------------------
         Gary Kuester, Chairman of the Board,
            President and Director
            (Principal Executive Officer)



     By: /s/ FREDRICK J. KNIEVEL
         -------------------------------------------
         Fredrick J. Knievel, Treasurer and Director
            (Principal Financial Officer)

                     CERTIFICATIONS PURSUANT TO SECTION 302

         I, Gary Kuester, President, Chairman of the Board and Principal Executive Officer, certify that:

         1.       I have reviewed this annual report on Form 10-KSB of Husker
Ag, LLC;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registration and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003.


By: /s/ GARY KUESTER
    -------------------------------------
    Gary Kuester, Chairman of the Board,
       President and Director
       (Principal Executive Officer)

I, Fredrick Knievel, Treasurer and Principal Financial Officer, certify that:

         1.       I have reviewed this annual report on Form 10-KSB of Husker
Ag, LLC;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registration and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003.



By: /s/ FREDRICK J. KNIEVEL
    --------------------------------------------
    Fredrick J. Knievel, Treasurer and Director
       (Principal Financial Officer)

  Exhibit          Description                          Method of Filing
    No.            -----------                          ----------------
  -------
    3(i)      Articles of Organization            Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

   3(ii)      Operating Agreement                 Incorporated by reference to the Company's Registration Statement on Form
                                                  SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
                                                  Registration Statement") filed on May 10, 2001.

   10.1.1     Letter of Intent by and among       Incorporated by reference to the Company's Registration Statement on Form
              Fagen Inc., ICM, Inc. and Husker    SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
              Ag, LLC dated May 1, 2001           Registration Statement") filed on May 10, 2001.

   10.1.2     Amendment dated July 16, 2001 to    Incorporated by reference to the Company's Registration Statement on Form
              the Letter of Intent by and among   SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
              Fagen Inc., ICM, Inc. and Husker    Registration Statement") filed on May 10, 2001.
              Ag, LLC dated January 29, 2001

    10.2      Agreement with the Nebraska         Incorporated by reference to the Company's Registration Statement on Form
              Department of Agriculture           SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
                                                  Registration Statement") filed on May 10, 2001.

    10.3      Warranty Deed                       Incorporated by reference to the Company's Registration Statement on Form
                                                  SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
                                                  Registration Statement") filed on May 10, 2001.

    10.4      Financing Proposal with Stearns     Incorporated by reference to the Company's Registration Statement on Form
              Bank, N.A. dated July 17, 2001      SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
                                                  Registration Statement") filed on May 10, 2001.

    10.5      Contract Labor Agreement with       Incorporated by reference to the Company's Registration Statement on Form
              Allen Sievertsen                    SB-2 (SEC Registration No. 333-60580, as amended (the "1933 Act
                                                  Registration Statement") filed on May 10, 2001.

    10.6      Design Build Contract with Fagen,   Incorporated by reference to the Company's Form 10-KSB for the fiscal
              Inc. and ICM, Inc. dated November   year ended December 31, 2001 filed on March 29, 2002.
              30, 2001

    10.7      Loan Commitment Agreement with      Incorporated by reference to the Company's Form 10-KSB for the fiscal
              Stearns Bank dated November 30,     year ended December 31, 2001 filed on March 29, 2002.
              2001

    10.8      Construction Loan Agreement with    Incorporated by reference to the Company's Form 10-KSB for the fiscal
              Stearns Bank dated December 19,     year ended December 31, 2001 filed on March 29, 2002.
              2001.

    10.9      Promissory Note dated December      Incorporated by reference to the Company's Form 10-KSB for the fiscal
              19, 2001.                           year ended December 31, 2001 filed on March 29, 2002.

   10.10      Commercial Security Agreement       Incorporated by reference to the Company's Form 10-KSB for the fiscal
              dated December 19, 2001.            year ended December 31, 2001 filed on March 29, 2002.

   10.11      Construction Deed of Trust dated    Incorporated by reference to the Company's Form 10-KSB for the fiscal
              December 19, 2001.                  year ended December 31, 2001 filed on March 29, 2002.

  Exhibit          Description                          Method of Filing
    No.            -----------                          ----------------
  -------
   10.12      Contract Change Order to the        Incorporated by reference to the Company's Form 10-QSB for the period
              Design Build Contract dated         ended September 30, 2002 filed on November 14, 2002.
              August 7, 2002 between the
              Company and Fagen, Inc.

   10.13      Track Agreement dated August 29,    Incorporated by reference to the Company's Form 10-QSB for the period
              2002 between the Company and        ended September 30, 2002 filed on November 14, 2002.
              Nebraska Northeastern Railroad
              Company.

   10.14      Trading Service Agreement dated     Filed herewith.
              February 17, 2003 between the
              Company and Variable Investment
              Advisors, Inc.

     16       The letter Grant Thornton LLP       Incorporated by reference to the Form 8-K filed on January 15, 2002.
              furnished to the Securities &
              Exchange Commission regarding the
              disclosure made by the Company in
              connection with the dismissal of
              Grant Thornton LLP as its
              independent accountants and the
              selection of BKD, LLP.

    99.1      Form 8-K filed November 12, 2002.   Incorporated by reference to the Company's Form 8-K filed November 12,
                                                  2002.