Form 10QSB
period 2003-03-31
HUSKER AG PROCESSING LLC
filed 2003-05-15
CIK 1133555

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2003; or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

Commission file number: 000-49773

HUSKER AG, LLC
(Exact name of registrant as specified in its charter)

Nebraska (State or other jurisdiction of Incorporation or organization)	2869 (325193 NAICS) (Primary Standard Industrial Classification Code Number)	47-0836953 (IRS Employer Identification No.)
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

        Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Membership Units	15,318 Membership Units

HUSKER AG, LLC

INDEX TO 10-QSB FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2003

ITEM 1:    FINANCIAL STATEMENTS

Husker Ag, LLC

Accountants' Report and Financial Statements

March 31, 2003 and 2002

[BKD LLP LOGO]

Husker Ag, LLC

March 31, 2003 and 2002

Independent Accountants' Report

Board of Directors
Husker Ag, LLC
Plainview, Nebraska

        We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC as of March 31, 2003, and the related condensed statements of income (loss) and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                      /s/ BKD, LLP

Omaha, Nebraska
April 25, 2003

Husker Ag, LLC

Condensed Balance Sheets

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$299,260	$306,320
Receivables	742,324	—
Inventory	1,021,702	—
Margin account cash	505,325	321,950
Option contracts	148,845	158,050
Prepaid expenses	77,396	21,845

Total current assets	2,794,852	808,165

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	28,839,506	—
Equipment	324,210	345,626
Office building	202,959	200,518
Vehicles	17,200	17,200
Construction in progress	—	23,650,254

	29,468,193	24,297,916
Less accumulated depreciation	177,886	7,895

	29,290,307	24,290,021

Other Assets
Debt origination costs	445,086	445,086
Option contracts	69,275	173,350
Other	4,772	4,772

	519,133	623,208

	$32,604,292	$25,721,394

Liabilities and Members' Equity
Current Liabilities
Accounts payable
Trade	$1,793,598	$298,618
Retainage on construction in progress	1,345,000	1,345,000
Short-term debt expected to be refinanced	15,797,918	10,192,115
Option contracts	453,138	563,575
Accrued expenses	75,087	21,991

Total current liabilities	19,464,741	12,421,299

Option Contracts	170,488	452,850

Members' Equity
Membership units, issued and outstanding—15,318 units	14,531,162	14,531,162
Accumulated deficit	(1,562,099)	(1,683,917)

	12,969,063	12,847,245

	$32,604,292	$25,721,394

See Notes to Condensed Financial Statements and Accountants' Review Report for March 31, 2003

Husker Ag, LLC

Condensed Statements of Income (Loss)

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Net Sales	$1,302,626	$—
Cost of Sales	850,721	—

Gross Profit	451,905	—
Selling, General and Administrative	(483,959)	(209,117)
Gain on Options	180,894	—

Operating Income (Loss)	148,840	(209,117)

Other Income (Expense)
Other income	—	1,800
Interest expense	(27,468)	—
Interest income	446	50,436

	(27,022)	52,236

Net Income (Loss)	$121,818	$(156,881)

Basic and Diluted Earnings (Loss) Per Membership Unit	$7.95	$(10.24)

Weighted Average Units Outstanding	15,318	15,318

See Notes to Condensed Financial Statements and Accountants' Review Report

Husker Ag, LLC

Condensed Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities
Net income (loss)	$121,818	$(156,881)
Items not requiring (providing) cash
Depreciation expense	169,992	629
Gain on option contracts	(180,894)	—
Changes in
Accounts receivable	(742,324)	—
Margin account cash	(183,375)	—
Option contracts	(98,625)	—
Prepaid expenses	(55,551)	(53,430)
Interest receivable	—	194
Inventory	(1,021,702)	—
Accounts payable and accrued expenses	1,945,150	19,452

Net cash used in operating activities	(45,511)	(190,036)

Investing Activities
Purchases of property and equipment	(5,567,352)	(1,987,654)

Net cash used in investing activities	(5,567,352)	(1,987,654)

Financing Activities
Offering costs paid	—	(39,694)
Advances on construction loan	5,605,803	—
Receipt of debt origination costs, net	—	240,000

Net cash provided by financing activities	5,605,803	200,306

Decrease in Cash and Cash Equivalents	(7,060)	(1,977,384)
Cash and Cash Equivalents, Beginning of Period	306,320	13,483,166

Cash and Cash Equivalents, End of Period	$299,260	$11,505,782

Supplemental Cash Flows Information
Net decrease in accounts payable incurred for offering costs	$—	$(39,694)
Net increase (decrease) in accounts payable incurred for site development and construction in progress	$(397,074)	$6,972

See Notes to Condensed Financial Statements and Accountants' Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

March 31, 2003 and 2002

(Unaudited)

Note 1: Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation

        The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB Annual Report for 2002 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

  Accounts Receivable

        Accounts receivable are stated at the amount billed to customers. As of March 31, 2003, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.

        At March 31, 2003, the Company had receivables from one customer amounting to 37% of the total receivables. Additionally, amounts due from governmental entities for certain tax credits amounted to 29% of the total receivables.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At March 31, 2003, inventories were comprised of the following:

Raw materials, enzymes and additives	$500,866
Finished goods	520,836

$1,021,702

  Revenue Recognition

        Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment to the customer or when the customer picks up the goods.

        The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has produced the ethanol and completed all the requirements of the applicable incentive program.

See Accountants' Review Report

  Property and Equipment

        Property and equipment are depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method.

  Freight Costs

        The Company reflects freight costs associated with shipping its products to customers as a component of costs of goods sold.

Note 2: Commencement of Operations

        In March 2003 the production process for the Company's ethanol plant commenced. The design-build contract (Note 4) requires a testing period to confirm that the plant is consistently producing at capacity and achieved substantial completion. Management expects the plant to achieve substantial completion and commence operations on a normal schedule by April 2003.

        At December 31, 2002, the Company was primarily involved in organizational activities and construction of the plant. Accordingly, at December 31, 2002, the Company was considered to be in the development stage and the financial statements presented were those of a development stage enterprise. The total deficit accumulated during the development stage amounted to $1,683,917.

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

        At March 31, 2003, the Company had entered into agreements to purchase 1,433,333 bushels of corn to be delivered between April 2003 and July 2003 at agreed upon prices. Nine contracts totaling 448,609 bushels are with related parties.

        In March 2003, the Company entered into an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol at an agreed upon fee. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The agreement has a one-year term.

Note 4: Design-Build Agreement

        On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs are estimated to be approximately $27,650,000 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. As of March 31, 2003, the Company has approximately $600,000 of remaining costs to be incurred under this agreement; however, the plant is considered substantially complete. The general contractor is a member of the Company.

        The design-build contract includes provisions for an incentive bonus to, or liquidated damages from, the general contractor based on the scheduled project completion date. The parties are currently

See Accountants' Review Report

in the process of determining the substantial completion date and the bonus to be paid to the general contractor. Any amount paid will be added to the cost of the project.

Note 5: Debt Financing

        On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan. Borrowings under this agreement are classified in the accompanying balance sheet as short-term as the construction loan matures on June 19, 2003. However, the loan will convert to a ten-year term note upon completion of construction, as discussed below. Interest will accrue at a floating interest rate of prime plus 0.25% (adjusted daily, payable monthly). Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note. At March 31, 2003, there was $15,797,918 in outstanding borrowings under this agreement.

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

        The Company has a line of credit expiring March 31, 2004. At March 31, 2003, there were no borrowings against the line. The line is collateralized by a security agreement dated March 11, 2003. Interest will accrue at a variable interest rate of prime plus 0.50% and is payable monthly.

        The Company also has a letter of credit with the bank amounting to $327,825, expiring December 20, 2003, to be used to serve the Company's utility obligations.

Note 6: Derivative Instruments

        The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the March 31, 2003 condensed balance sheet are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a "cash flow hedge"). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the option or futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

        Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income. Gains or losses that are realized will be recognized in the statement of operations when the finished goods produced using the hedged items are sold.

See Accountants' Review Report

Note 7: Disclosure Regarding Fair Value of Financial Instruments

        For all financial instruments held by the Company, including cash, accounts receivable, accounts payable, long-term debt, and loan and construction contract commitments, the carrying amounts are reasonable estimates of fair value.

        The fair value of option contracts is reflected in the carrying amounts included in the accompanying balance sheets, as discussed in Note 6.

Note 8: Recent Accounting Pronouncement

        The Financial Accounting Standards Board has recently issued SFAS 145 which rescinds, amends and provides technical corrections to various previously issued pronouncements. Management does not expect the implementation of this pronouncements to have a significant effect on the financial statements.

See Accountants' Review Report

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

Results Of Operations

        On March 4, 2003, the production process for the ethanol plant commenced and the plant commenced grinding corn. After the production process commences, there is a ramp-up production period until the plant begins producing ethanol at 100% of its capacity. The Design Build Contract requires a seven (7) day testing period to confirm that the plant was consistently producing at capacity. After discussions with Fagen, Inc. regarding whether the plant successfully completed the seven-day test and whether the plant has attained "substantial completion" as defined under the Design Build Contract, Husker Ag and Fagen have tenatively agreed upon a "substantial completion" date of March 13 1/2, 2003. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of April 26, 2003, and Husker Ag is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond June 12, 2003. Based on this tenative agreement, Fagen would be entitled to an early completion bonus of $356,000.

        The Company is currently in a transition period where it is shifting from the construction phase to the operational start-up of the plant. During the 1st and 2nd quarters of 2003, the Company will continue to work with Fagen, Inc. to complete construction of the plant and to achieve and maintain operation of the plant at, or above, full capacity. The Company believes that it will begin operating at full capacity during the 2nd quarter of 2003. Accordingly, we do not have comparable income, production and sales data for the quarter ended March 31, 2002.

        Net income and comprehensive net income for Husker Ag for the three months ended March 31, 2003 was $121,818, consisting of $148,840 operating income and $446 of interest income offset by $27,468 of interest expense. Net income also included a $180,894 gain on options. The gain on options represents the change in the market value of option contracts during the quarter ended March 31, 2003. It includes both option contracts held for the entire quarter and contracts that were closed out during the quarter. Without this gain on options, Husker Ag would have recorded a net loss of income of $59,076. Net income and comprehensive net income for Husker Ag for the three months ended March 31, 2002 was ($156,881). Husker Ag had no revenues as of March 31, 2002 and operating expenses of $209,117. The operating expenses were offset by $50,436 of interest income and $1,800 non-member contributions to the Company.

        Net sales for the three months ended March 31, 2003 was $1,302,626 and consisted of approximately $875,000 in sales of ethanol plus a $200,000 ethanol producer credit receivable from the

State of Nebraska (83%) and approximately $228,000 in sales of distiller grains and corn syrup (17%). Husker Ag was in the construction phase and thus had no sales of ethanol, distiller grains and corn syrup during the three month period ended March 31, 2002. LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. pursuant to which Husker Ag will transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way will then pay Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Once operational and assuming we are producing at least 15,625,000 gallons of ethanol in one year, this producer tax credit could result in payments of up to $2,812,500 to us annually, subject to the statutory maximum limit.

        Husker Ag has engaged Eco-Energy, Inc. to market and sell its ethanol and determine the amount of ethanol that should be sold on the spot market or on a contract basis based on current market conditions and the anticipated forecast of the ethanol market. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract with FCStone, LLC and Eco-Energy, Inc. pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag's entire output of ethanol in good faith at fair market rates for the term of the agreement. The initial term of the agreement is one year from the date Husker Ag plant began ethanol production and automatically renews for an additional one year term unless Husker Ag gives notice of non-renewal in writing at least four months prior to the end of the initial term. The per gallon price of ethanol has generally decreased because the ethanol market has been in a falling market as a result of lower gasoline prices and increasing ethanol industry production capacity.

        On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm ("Frahm") pursuant to which Frahm will sell and market Husker Ag's distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag will pay Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expires on March 31, 2004; however, the Marketing Agreement automatically renews for one year periods on the same terms and conditions unless either party notifies the other party of its intent not to renew the agreement. Either party may terminate the Marketing Agreement upon sixty days written notice to the other party. Frahm is also Secretary of the Company and a member of its Board of Directors. The Board of Directors therefore reviewed and approved the Marketing Agreement in accordance with the Company's Affiliated Transactions Policy. As a result of the affiliation between Frahm and Husker Ag, the Marketing Agreement requires that all contracts written by Frahm under such agreement must state that they are subject to final approval by the Husker Ag General Manager. During the term of the Marketing Agreement, and for a period of two years thereafter, Frahm may not provide similar services to any other person or firm without Husker Ag's prior written approval.

        For the three months ended March 31, 2003, Husker Ag had $446 of interest income. Interest income for the three months ended March 31, 2003 consists of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs and short-term investments generated from operations. For the three months ended March 31, 2002, Husker Ag had

$50,436 of interest and other income. Interest income for the three months ended March 31, 2002 consisted of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs.

        The net income for the three months ended March 31, 2003 reflects an approximately $200,000 ethanol producer tax credit receivable from the State of Nebraska but does not reflect any incentive income from the federal government in connection with Husker Ag's production.

        Husker Ag's cost of revenues, which includes production expenses, for the three-month period ended March 31, 2003 was approximately $850,721. Husker Ag incurred selling, general and administrative expense of approximately $483,959 and recorded interest expense of 27,468 on its construction loan with Stearns Bank, N.A.

        Husker Ag believes that it will begin operating at full capacity during the 2nd quarter of 2003 and expects to then continue operating the plant at, or above, full capacity thereafter. Husker Ag expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily from its construction loan with Stearns Bank, N.A, its revolving line of credit with Stearns Bank, N.A. and through cash flows generated from its operating activities. As of March 31, 2003, the Company had approximately $4,202,082 available under its construction loan and the Company had not made any draws against its revolving line of credit.

Liquidity And Capital Resources

        As of March 31, 2003, the Company had current assets of $2,794,852 including cash of $299,260 and the Company had total assets of $32,604,292. The Company's cash generated interest or other income of $446 for the three months ended March 31, 2003. As of March 31, 2003, the Company had current liabilities totaling $19,464,741 consisting of accounts payable, accrued expenses, short-term construction financing debt expected to be refinanced and short positions and option contracts. As of March 31, 2003, the Company had an accumulated deficit of $1,562,099 and member's equity was $12,969,063.

        On October 3, 2002, the Company made its first draw against its construction loan. From October 3, 2002 through December 31, 2002, the Company had borrowed $10,192,114 from Stearns Bank, N.A. under its construction loan. From December 31, 2002 through March 31, 2003, the Company borrowed an additional $5,605,803 under its construction loan for total borrowings of $15,797,918. The Company's primary source of liquidity until it begins operating at full capacity will be borrowing under its construction loan and its revolving line of credit with Stearns Bank, N.A.. As of March 31, 2003, the Company had approximately $4,202,082 available under its construction loan. On April 2, 2002, the Company made its first draw against its revolving line of credit and borrowed $150,000.

        Cash flow From Operating Activities.    The operating activities of Husker Ag for the three months ended March 31, 2003, generated $121,818 of net income. As part of its operating activities, Husker Ag had ($10,902) in items not requiring cash and had net changes in operating assets and liabilities of ($156,427). Therefore, the net cash used for operating activities for the three months ended March 31, 2003 totaled $45,511 primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees as well as commodity option contracts.

        Cash Flow from Investing Activities.    Cash used for investing activities for the three months ended March 31, 2003 totaled $5,567,352. Cash used for investing activities for the three months ended March 31, 2003 was spent on the construction and development of the ethanol plant and the plant site ($5,380,037) and the purchase of property and equipment ($187,315).

        Cash Flow from Financing Activities.    Cash provided by financing activities for the three months ended March 31, 2003 totaled $5,605,803, which consists of advances under the construction loan with Stearns Bank, N.A.

        Stearns Bank, N.A. is Husker Ag's primary lender. On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota. Under the Construction Loan Agreement with Stearns Bank, N.A. (the "Bank"), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant. The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus 1/4% (5.0%, as of the time of the Company's initial borrowing in October 2002 and 4.25% as of March 31, 2003). The construction loan is for an 18-month period, ending June 19, 2003. The Bank's construction loan is secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles. The total financing costs incurred by the Company in connection with the origination of its debt financing were $445,086. On October 3, 2002, the Company made its first draw against its construction loan and borrowed $2,169,386 and as of March 31, 2003, the Company had borrowed approximately $15,797,918 from Stearns Bank, N.A. under the construction loan. On April 2, 2002, the Company made its first draw against its revolving line of credit and borrowed $150,000.

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

        Upon the successful completion of construction of the ethanol plant, subject to required loan documentation, and no material adverse change in the Company's financial condition, the Bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows: (i) 60% ($12,000,000) at prime rate as published by the Wall Street Journal plus 1/4%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime rate as published by the Wall Street Journal plus 1/4%, adjusted quarterly, with a floor of 6.5% and a ceiling of 9.95% for five years beginning July 6, 2001. At the end of five years the floor and ceiling will adjust to the same spread, plus or minus, prime rate as published by the Wall Street Journal at that time. Management currently anticipates the construction loan to convert to a permanent loan in the 2ndquarter 2003.

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

        In addition, the Company has received a revolving line of credit from Stearns Bank, N.A. in the amount of $1,000,000. The term of the revolving credit line is from March 11, 2003 through March 11, 2004. Advances made to Husker Ag under the credit line will accrue interest at a variable rate equal to 0.5% over the prime rate as published by the Wall Street Journal with a minimum interest rate of 6.45%. As of March 31, 2003 the prime rate as published by the Wall Street Journal was 4.25%.

Management's Plan Of Operations

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

        The Company has expended $589,717 in connection with preparing the site to meet the site specifications required by Fagen, Inc. and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20. The Company has paid $23,649,978 to Fagen, Inc. in connection with the construction of the plant and the purchase and installation of machinery and equipment, including payment of an initial mobilization fee of $1 million (less a 10% retainage), which is applied to the total contract price. O. Wayne Mitchell sits on the Company's Board of Directors and is an officer and employed by Fagen, Inc., which is the Company's design-build contractor. For the three months ended March 31, 2003, Husker Ag borrowed $5,605,803 under its construction loan with Stearns Bank, N.A. Husker Ag's total borrowing under the construction loan totaling $15,797,918 as of March 31, 2003. On April 2, 2002, the Company made its first draw against its revolving line of credit and borrowed $150,000. During the three months ended March 31, 2003, the Company expended $796,424 for payments to third parties other than Fagen, Inc. for expenses related to the construction of the administrative building and rail spur and the purchase of the on-site power distribution transformers.

        Operating expenses consisting of general and administrative costs for the three month period ended March 31, 2003 totaled $483,959. The operating expenses for the three month period ended March 31, 2003 included $44,890 on accounting, legal, lobbying and other professional fees, $171,084 on utilities, rent and depreciation, $120,218 on contract labor and compensation, $28,565 on insurance, licenses and permits, $83,938 on spare tools and parts related to overall plant maintenance and $35,264 on office supplies, administrative costs and miscellaneous expenses.

        The Company believes that it will complete construction of the ethanol plant during the 2nd quarter of 2003 and management anticipates commencement of plant operations at capacity in the 2nd quarter of 2003. Management currently expects that it will have sufficient funds to complete construction of the plant from its construction loan with Stearns Bank, N.A. and its revolving line of credit with Stearns Bank, N.A. as well as income generated from operating activities. As of March 31, 2003, the Company had approximately $4,202,082 available under its construction loan.

        The following is management's current estimate of costs and expenditures through completion of construction of the plant and commencement of operations. Such estimates are subject to change for the reasons set forth under Forward-Looking Statements above and the Risk Factors below.

Capitalized interest		$241,000
Debt and equity financing costs		1,040,000
Rail siding construction		390,000
Site Preparation		640,000
Office equipment		126,000
Construction of plant total		28,414,480
—Fagen, Inc. construction contract—	$26,900,000
—Administration building	205,000
—Electrical hook-up	210,000
—Thermal oxidizer	715,480
—Contractor Bonus	356,000
Rolling stock (trucks, forklifts, etc.)		209,000
Fire system and miscellaneous construction costs		221,000
Purchase of initial inventory		1,148,000
Hedging account		891,000
General and administrative expenses		1,304,000

TOTAL		$34,624,480

Management currently expects to spend a portion of its remaining debt financing available to the Company on final payments to Fagen Inc. for construction of the plant currently estimated at $4,411,609 and an early completion bonus in the amount of $356,000 earned by Fagen, Inc. in connection with "substantial completion" of the plant prior to April 26, 2003. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of April 26, 2003, and Husker Ag is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond June 12, 2003. After discussions with Fagen, Inc. regarding whether the plant successfully completed the seven-day test and whether the plant has attained "substantial completion" as defined under the Design Build Contract, Husker Ag and Fagen have tenatively agreed upon a "substantial completion" date of March 13 1/2, 2003. Based on this tenative agreement, Fagen would be entitled to an early completion bonus of $356,000.

        Management expects to spend the remaining portion of the debt financing available to Husker Ag on plant operation start-up costs in the 2ndquarter of 2003. These costs include the continued purchase of initial corn inventory, chemicals and other start-up expenses, prior to receiving revenue from the sale of ethanol and distillers grains.

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

        Management currently expects to be paid for its ethanol within 72 hours of shipment. The principal costs associated with the operation of the plant are employment costs, utilities, purchase of corn inventory, purchase of enzymes, chemicals and other materials necessary to operate the plant, interest on indebtedness and general and administrative expenses. Once operational, increases and decreases in the price of corn and/or the price of ethanol could have a material impact on the liquidity and profitability of the Company. Increases in the price of corn will increase costs to the Company and therefore, would reduce its liquidity and profitability. Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. Similarly, decreases in the price of corn may increase revenues to the Company and therefore, would increase the liquidity and profitability of the Company.

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

        Husker Ag's liquidity and profitability may also be adversely impacted if there is an increase in the supply of ethanol. Husker Ag expects that existing ethanol plants will expand to increase their production and that new fuel grade ethanol plants will be constructed as well. Although management believes that there may be a corresponding increase in the demand for ethanol as a result of the phase out of MTBE, Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol, so the increased production of ethanol may lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower profits.

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

Employees

        As of March 31, 2003, Husker Ag had hired approximately 30 employees and independent contractors needed to operate the ethanol facility and operations. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

Books and Records

        Husker Ag currently has one temporary receptionist, one bookkeeper and one plant accountant. The Company is currently dependent on its Board of Directors, a limited staff and the Company's legal counsel, for the maintenance of its books and records. Husker Ag has retained the services of an outside consultant to assist the Company in the maintenance of its accounting books and records from time to time on an hourly basis. Such personnel are and will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

Permit Update

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

        As of March 31, 2003, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase the thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant's dispersion modeling. The Company's Air Quality Construction Permit expires on July 15, 2003. The Company has twelve months once the plant becomes operational to obtain an Air Quality Operating Permit from the NDEQ and once granted, the Company expects the permit will be valid for five years.

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

        Husker Ag's success depends largely upon its ability to timely complete and profitably operate its ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to build the ethanol plant and manufacture ethanol. If Husker Ag were not able to complete construction, or if economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag's business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

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

  Increases in the production of ethanol could result in lower prices for ethanol and have other adverse effects which could reduce our profitability.

        The Company expects that existing ethanol plants will expand to increase their production and that new fuel grade ethanol plants will be constructed as well. Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol, so the increased production of ethanol may lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower profits. Recently ethanol prices have declined because of increased supply and decreased demand for ethanol, and some gasoline retailers have been pricing ethanol-blended fuel below the lower-octane unleaded fuel. In addition, there are a number of ethanol plants which are under construction or proposed to be constructed in the near future, both regionally and nationally. As result, the supply of ethanol is expect to continue to increase, and, while the demand for ethanol is also expected to increase in the future as the MTBE bans become effective, there is a risk that the market supply of ethanol will increase faster than the market demand, continuing to place downward pressure on the price of ethanol, which would negatively impact our revenue and potential profitability.

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

        LB 536, a State of Nebraska legislative bill, became law on May 31, 2001 and established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.

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

        (b)    Changes in Internal Controls:    In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

        The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5:    OTHER INFORMATION

        None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

  10.1
  Promissory Note with Stearns Bank, N.A. dated March 11, 2003.

  10.2
  Business Loan Agreement (Asset Based) dated March 11, 2003 between Husker Ag and Stearns Bank, N.A.

  10.3
  Commercial Security Agreement dated March 11, 2003 between Husker Ag and Stearns Bank, N.A.

  10.4
  Security Interest Subordination Agreement between Husker Ag and Stearns Bank, N.A.

  10.5
  Agreement dated March 24, 2003 between Husker Ag and Rite Way Oil & Gas Co., Inc.

  10.6
  Risk Management and Ethanol Marketing Contract dated November 27, 2002 between Husker Ag, FC Stone, L.L.C. and Eco-Energy, Inc.

  (b)
  REPORTS ON FORM 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPANY NAME, INC.
Date: May 14, 2003.	By:	/s/ GARY KUESTER Gary Kuester, Chairman of the Board, President and Director (Principal Executive Officer)
Date: May 14, 2003	By:	/s/ FREDRICK J. KNIEVEL Fredrick J. Knievel, Treasurer and Director (Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Husker Ag, LLC (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

  1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 14, 2003.

By:	/s/ GARY KUESTER Gary Kuester, Chairman of the Board, President and Director (Principal Executive Officer)
By:	/s/ FREDRICK J. KNIEVEL Fredrick J. Knievel, Treasurer and Director (Principal Financial Officer)

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

Date: May 14, 2003.

By:	/s/ GARY KUESTER Gary Kuester, Chairman of the Board, President and Director (Principal Executive Officer)

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

Date: May 14, 2003.

By:	/s/ FREDRICK J. KNIEVEL Fredrick J. Knievel, Treasurer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Promissory Note with Stearns Bank, N.A. dated March 11, 2003.	Filed herewith.
10.2	Business Loan Agreement (Asset Based) dated March 11, 2003 between Husker Ag and Stearns Bank, N.A.	Filed herewith.
10.3	Commercial Security Agreement dated March 11, 2003 between Husker Ag and Stearns Bank, N.A.	Filed herewith.
10.4	Security Interest Subordination Agreement between Husker Ag and Stearns Bank, N.A	Filed herewith.
10.5	Agreement dated March 24, 2003 between Husker Ag and Rite Way Oil & Gas Co., Inc.	Filed herewith.
10.6	Risk Management and Ethanol Marketing Contract dated November 27, 2002 between Husker Ag, FC Stone, L.L.C. and Eco-Energy, Inc.	Filed herewith.

QuickLinks

HUSKER AG, LLC INDEX TO 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
  ITEM 1: FINANCIAL STATEMENTS
Husker Ag, LLC Accountants' Report and Financial Statements March 31, 2003 and 2002
Contents
Independent Accountants' Report
Husker Ag, LLC Condensed Balance Sheets March 31, 2003 and December 31, 2002
Husker Ag, LLC Condensed Statements of Income (Loss) Three Months Ended March 31, 2003 and 2002 (Unaudited)
Husker Ag, LLC Condensed Statements of Cash Flows Three Months Ended March 31, 2003 and 2002 (Unaudited)
Husker Ag, LLC Notes to Condensed Financial Statements March 31, 2003 and 2002 (Unaudited)
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 302
EXHIBIT INDEX