Form 10QSB
period 2003-06-30
HUSKER AG PROCESSING LLC
filed 2003-08-14
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission file number: 000-49773

HUSKER AG,  LLC

(Exact name of registrant as specified in its charter)

Nebraska	2869 (325193 NAICS)	47-0836953
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

54048 Highway 20
P.O. Box 10
Plainview, Nebraska  68769
(402) 582-4446

(Address and telephone number of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Membership Units	15,318 Membership Units

HUSKER AG, LLC

INDEX TO 10-QSB FOR THE QUARTERLY

PERIOD ENDED JUNE 30, 2003

ITEM 1:  FINANCIAL STATEMENTS

Husker Ag, LLC

Accountants’ Report and Financial Statements

June 30, 2003 and 2002

Husker Ag, LLC

June 30, 20003 and 2002

Independent Accountants’ Report

Board of Directors
Husker Ag, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC as of June 30, 2003, and the related condensed statements of income (loss) for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of income (loss), members’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ BKD, LLP

Lincoln, Nebraska

July 18, 2003

Husker Ag, LLC

Condensed Balance Sheets

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,344,683	$306,320
Accounts receivable	2,166,792	—
Inventories	960,263	—
Margin account cash	946,670	321,950
Option contracts	85,840	158,050
Prepaid expenses	73,265	21,845
Total current assets	5,577,513	808,165

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	29,495,656	—
Other equipment	380,935	345,626
Office building	204,297	200,518
Vehicles	17,200	17,200
Construction in progress	—	23,650,254
	30,182,406	24,297,916
Less accumulated depreciation	694,779	7,895
	29,487,627	24,290,021

Other Assets
Debt origination costs, net of accumulated amortization; June 30, 2003 - $12,502	433,959	445,086
Option contracts	15,950	173,350
Other	3,545	4,772
	453,454	623,208

	$35,518,594	$25,721,394

Liabilities and Members’ Equity
Current Liabilities
Accounts payable
Trade	$377,086	$298,618
Retainage on construction in progress	—	1,345,000
Short-term debt expected to be refinanced	19,805,679	10,192,115
Option and futures contracts	746,756	563,575
Accrued expenses	216,098	21,991
Total current liabilities	21,145,619	12,421,299

Long-term Debt	356,000	—

Option Contracts	46,778	452,850

Members’ Equity
Members’ equity – 15,318 units	14,055,972	12,847,245
Accumulated other comprehensive loss	(85,775)	—
	13,970,197	12,847,245

	$35,518,594	$25,721,394

See Notes to Condensed Financial Statements and
Accountants’ Review Report for June 30, 2003

Husker Ag, LLC

Condensed Statements of Income (Loss)

Three and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months		Six Months
	2003	2002	2003	2002

Net Sales
Ethanol Sales	$6,267,685	$—	$7,142,761	$—
Distiller Grain Sales	1,464,664	—	1,692,067	—
Energy Production Credits	2,120,388	—	2,320,535	—
	9,852,737	—	11,155,363	—

Cost of Sales	7,818,032	—	8,668,753	—

Loss on Options	234,838	—	53,944	—

Gross Profit	1,799,867	—	2,432,666	—

Selling, General and Administrative Expenses	500,252	146,751	984,211	355,868

Operating Income (Loss)	1,299,615	(146,751)	1,448,455	(355,868)

Other Income (Expense)
Other income	—	1,800	—	3,600
Interest expense	(213,669)	—	(241,137)	—
Interest income	2,232	44,562	2,678	94,998
	(211,437)	46,362	(238,459)	98,598

Net Income (Loss)	$1,088,178	$(100,389)	$1,209,996	$(257,270)

Basic and Diluted Earnings (Loss) Per Membership Unit	$71.04	$(6.55)	$78.99	$(16.80)

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

Other Comprehensive Income

Net Income (Loss)	$1,088,178	$(100,389)	$1,209,996	$(257,270)
Loss on Cash Flow Hedge	(85,775)	—	(85,775)	—

Comprehensive Income (Loss)	$1,002,403	$—	$1,124,221	$(257,270)

See Notes to Condensed Financial Statements and
Accountants’ Review Report for June 30, 2003

Husker Ag, LLC

Condensed Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities
Net income (loss)	$1,209,996	$(257,270)
Items not requiring (providing) cash
Depreciation and amortization expense	699,238	1,682
Changes in
Accounts receivable	(2,166,792)	—
Inventories	(960,263)	—
Margin account cash	(624,720)	—
Option and futures contracts	(79,056)	—
Prepaid expenses	(51,420)	(35,177)
Interest receivable	—	194
Accounts payable and accrued expenses	405,903	62,999
Net cash used in operating activities	(1,567,114)	(227,572)

Investing Activities
Purchases of property and equipment	(7,006,818)	(4,528,011)
Net cash used in investing activities	(7,006,818)	(4,528,011)

Financing Activities
Offering costs paid	—	(39,694)
Advances on construction loan	9,613,564	—
Receipt of debt origination costs	—	240,000
Distributions for state taxes of out-of-state members	(1,269)	—
Net cash provided by financing activities	9,612,295	200,306

Increase (Decrease) in Cash and Cash Equivalents	1,038,363	(4,555,277)

Cash and Cash Equivalents, Beginning of Period	306,320	13,483,166

Cash and Cash Equivalents, End of Period	$1,344,683	$8,927,889

Supplemental Cash Flows Information

Net decrease in accounts payable incurred for offering costs	$—	$(39,694)

Net increase (decrease) in accounts payable incurred for site development and construction in progress	$(1,478,328)	$1,150,841

Notes payable incurred for site development and construction in progress	$356,000	$—

See Notes to Condensed Financial Statements and
Accountants’ Review Report for June 30, 2003

Husker Ag, LLC

Notes to Condensed Financial Statements

June 30, 2003

(Unaudited)

Note 1:                                      Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-KSB Annual Report for 2002 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  As of June 30, 2003, the Company believes all receivables are fully collectible.  If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.

At June 30, 2003, the Company had receivables from one customer amounting to 23% of the total receivables.  Additionally, amounts due from governmental entities for certain tax credits amounted to 38% of the total receivables.

See Accountants’ Review Report

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  At June 30, 2003, inventories were comprised of the following:

Raw materials, enzymes and additives	$520,344
Work-in-progress	167,324
Finished goods	272,595

$960,263

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment to the customer or when the customer picks up the goods.

The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has produced the ethanol and completed all the requirements of the applicable incentive program.

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which range from 3 to 39 years.  Annual depreciation is computed using the straight-line method.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statements presentation.  These reclassifications had no effect on net loss.

Note 2:                                      Commencement of Operations

In March 2003 the production process for the Company’s ethanol plant commenced.  The design-build contract (Note 4) requires a testing period to confirm that the plant is consistently producing at capacity and achieved substantial completion.  The plant has achieved substantial completion.

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

In November 2002, the Company entered into a marketing agreement with an officer of the Company to sell and market the Company’s distiller grains and corn syrup.  Under the terms of the agreement, the Company will pay a commission to the officer based on total gross sales contracted for and collected. The marketing agreement expires on March 31, 2004; however, it automatically renews for one year periods on the same terms and conditions unless terminated by either party.

At June 30, 2003, the Company had entered into agreements to purchase 779,957 bushels of corn to be delivered between July 2003 and January 2004 at agreed upon prices.  Nine contracts totaling 431,250 bushels are with related parties.

In November 2002, the Company entered into an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment.  Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale.  The agreement has a one-year term.

Note 4:                                      Design-Build Agreement

On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant.  Plant construction costs totaled approximately $27,660,000 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs.  The general contractor is a member of the Company.

The design-build contract included provisions for an incentive bonus to, or liquidated damages from, the general contractor based on the scheduled project completion date.  Based on the completion date, as defined in the design build contract, an incentive bonus totaling $356,000 is due the general contractor.  On June 5, 2003, the Company entered into a negotiable promissory note with the contractor for payment of the incentive bonus (See Note 5).

Note 5:                                      Debt Financing

On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing.  The financing agreement provides for, among other things, establishing an 18-month construction loan that matured June 19, 2003.  The construction loan was extended to September 19, 2003 and as a result is classified in the accompanying balance sheet as short-term.  The loan bears interest at 0.25% above the Wall Street Journal Prime Rate (4.25% at June 30, 2003).  The loan will convert to a ten-year term note upon completion of construction, as discussed below.  Interest will accrue at a floating interest rate of prime plus 0.25% (adjusted daily, payable monthly).  Additionally, the Company is in the process of applying for a USDA guarantee under which, if accepted, the USDA will agree to guarantee 60% of borrowings under the term note.  At June 30, 2003, there was $19,805,679 in outstanding borrowings under this agreement.

Upon successful completion of construction of the ethanol plant, subject to required loan documentation, and no material adverse change in the Company’s financial condition, the bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows:  (i) 60% ($12,000,000) at prime plus 0.25%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime plus 0.25%, adjusted quarterly, with a floor of 6.5% and a ceiling of 9.95% for five years beginning July 6, 2001.  At the end of five years the floor and ceiling will adjust to the same spread based on the prime rate in effect at that time.

On June 5, 2003, the Company entered into a negotiable promissory note in the amount of $356,000 with the general contractor for payment of an incentive bonus due the contractor.  The note bears interest at a rate consumerate with the rate charged on the aforementioned construction note with unpaid accrued interest added to the principal annually.  The note is due no later than June 5, 2006 and is without collateral.

The Company has a line of credit expiring March 31, 2004.  At June 30, 2003, there were no borrowings against the line.  The line is collateralized by a security agreement dated March 11, 2003.  Interest will accrue at a variable interest rate of prime plus 0.50% and is payable monthly.

The Company also has a letter of credit with the Stearns Bank amounting to $327,825, expiring December 20, 2003, to be used to serve the Company’s utility obligations.

Note 6:                                      Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process.  The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases.  The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes.  The option and futures contracts presented on the June 30, 2003 condensed balance sheet are recorded at fair value.  On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”).  The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.  This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities.  The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the option or futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss.  Gains or losses that are realized will be recognized in the statement of operations when the finished goods produced using the hedged items are sold.

Note 7:                                      Disclosure Regarding Fair Value of Financial Instruments

For all financial instruments held by the Company, including cash, accounts receivable, accounts payable, long-term debt, and loan and construction contract commitments, the carrying amounts are reasonable estimates of fair value.

The fair value of option contracts is reflected in the carrying amounts included in the accompanying condensed balance sheets, as discussed in Note 6.

Note 8:                                      Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has issued several new accounting pronouncements that became effective in the fiscal year commencing January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123”.  SFAS 148 provides alternative methods of transitions for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS 123.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process.  This statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively after that date.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 provides guidance with respect to the consolidation of certain variable interest entities (“VIEs”) whereby a VIE must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among parties involved.

Management does not expect the implementation of these pronouncements to have a significant effect on the financial statements.

Note 9:                                      Energy Production Credits

The Company is currently participating in state and federal energy production credit programs.  Under these programs, the Company earns credits based on the bushels of corn utilized in the production of ethanol and on the gallons of ethanol produced.  As of June 30, 2003, accounts receivable and 2003 credits earned related to these programs totaled approximately $1,454,000 and $2,320,000, respectively.  These credits are included in net sales in the accompanying condensed statements of income for 2003.

As of June 30, 2003, total credits available under the federal energy production program are limited to $115,000,000.  Credits claimed by eligible participants are projected to exceed the amount of credits available.  As a result, federal energy production credits recorded were based on the amount of credits estimated to be allocated to the Company.  Actual credits received may differ from amounts recorded by a material amount.

ITEM 2:                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Husker Ag and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent Husker Ag’s expectations or beliefs concerning future events, including statements regarding future sales, future profits and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for Husker Ag’s future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Husker Ag cautions you that any forward-looking statements made by Husker Ag in this report, in other reports filed by Husker Ag with the Securities and Exchange Commission or in other announcements by Husker Ag are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the risk factors set forth in the section below entitled “RISK FACTORS”.

Results Of Operations

On March 4, 2003, the production process for the ethanol plant commenced and the plant commenced grinding corn.  Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. is entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of April 26, 2003, and Husker Ag is entitled to liquidated damages of $8,000 per day, for each day that substantial completion extends beyond June 12, 2003.  Husker Ag and Fagen have agreed upon a “substantial completion” date of March 13½, 2003.  Based on this agreement, Fagen is entitled to an early completion bonus of $356,000.  On June 5, 2003, Husker Ag entered into an unsecured  Promissory Note in the amount of $356,000 for the early completion bonus pursuant to which Husker Ag agreed to pay such amount in installments approved by Husker Ag’s senior lender prior to June 5, 2006.  The Promissory Note accrues interest at the same rate charged by the senior lender of Husker Ag as such rate may change from time to time.  On each anniversary of the Promissory Note, any unpaid accrued interest converts to principal and begins to accrue interest thereafter as principal.                          The current interest charged by Husker Ag’s senior lender is a variable interest rate which follows the prime rate as published by the Wall Street Journal plus ¼% (4.25% as of June 30, 2003).

After the production process commences, there is a ramp-up production period until the plant begins producing ethanol at 100% of its capacity.  During the 1st and 2nd quarters of 2003, the Company continued to work with Fagen, Inc. to complete construction of the plant and to achieve and maintain operation of the plant at, or above, full capacity.  The Company completed construction of the plant and began operating at full capacity during the 2nd quarter of 2003.  Accordingly, we do not have comparable income, production and sales data for the quarter ended June 30, 2002.

Net income and comprehensive net income for Husker Ag for the six months ended June 30, 2003 were  $1,209,996 and $1,124,221, respectively, consisting of $1,448,455 operating income and $2,678 of interest income offset by $241,137 of interest expense. Net income for the three month period ended June 30, 2003 includes a $234,838 loss on options which was offset by the $180,894 gain on options which occurred during the 1st quarter of 2003.  The loss and gain on options represents the change in the market value of option contracts during the quarter ended June 30, 2003.  It includes both option contracts held for the entire quarter and contracts that were closed out during the quarter.  Net income and comprehensive net income for Husker Ag for the six months ended June 30, 2002 was ($256,270).  Husker Ag had no revenues for the six month period ended June 30, 2002 and had operating expenses of $355,868.  The operating expenses were offset by $94,998 of interest income and $3,600 of other income to the Company.

Net sales for the six months ended June 30, 2003 was $11,155,363 and consisted of $9,463,296 (85%) in sales of ethanol which amount includes approximately $1,190,000 of ethanol producer credit receivables from the State of Nebraska and $1,132,000 of ethanol producer credits from the federal government and $1,692,067 in sales of distiller grains and corn syrup (15%). Husker Ag was in the construction phase and thus had no sales of ethanol, distiller grains and corn syrup during the six month period ended June 30, 2002.

The ethanol producer credit receivables from the federal government include incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program in the quarter ended June 30, 2003. This Bioenergy Program has been extended through the federal fiscal year of 2007. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. The maximum amount any one producer may receive annually under the program is $7.5 million. Funding for the program is limited to $150 million per year, with a proration factor used if estimated payments to all eligible producers for the fiscal year exceed the available funding. Husker Ag has filed agreements to be eligible for payments under this program and have submitted the required quarterly application for payment. Husker Ag anticipates it will receive less incentive revenue under the Bioenergy Program in the next program year because these incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year. Therefore, the Company will receive lower payments under this program in the future because the increase in production as compared to prior years will almost certainly be smaller than for our first full year of production.

In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004.  The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee.  On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. pursuant to which Husker Ag will transfer up to $500,000 in ethanol production credits to Rite Way per month.  Rite Way will then pay Husker Ag the credit amount less a handling fee.  No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually.  The production incentive is scheduled to expire June 30, 2012.  Once operational and assuming we are producing at least 15,625,000 gallons of ethanol in one year, this producer tax credit could result in payments of up to $2,812,500 to us annually, subject to the statutory maximum limit.

These two programs may not have sufficient funds to cover the allocations to eligible producers in 2003 or future years. We are currently unable to predict whether there may be a funding shortfall and what the effect on our allocation might be. In addition, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

Husker Ag has engaged Eco-Energy, Inc. to market and sell its ethanol.  On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract with FCStone, LLC and Eco-Energy, Inc. pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the agreement.  The initial term of the agreement is one year from the date Husker Ag plant began ethanol production and automatically renews for an additional one year term unless Husker Ag gives notice of non-renewal in writing at least four months prior to the end of the initial term.  The per gallon price of ethanol has generally decreased because the ethanol market has been in a falling market as a result of lower gasoline prices and increasing ethanol industry production capacity.

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm will sell and market Husker Ag’s distiller grains and corn syrup.  Under the terms of the Marketing Agreement, Husker Ag will pay Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month.  The Marketing Agreement expires on March 31, 2004; however, the Marketing Agreement automatically renews for one year periods on the same terms and conditions unless either party notifies the other party of its intent not to renew the agreement.  Either party may terminate the Marketing Agreement  upon sixty days written notice to the other party.  Frahm is also Secretary of the Company and a member of its Board of Directors.  The Board of Directors therefore reviewed and approved the Marketing Agreement in accordance with the Company’s Affiliated Transactions Policy.  As a result of the affiliation between Frahm and Husker Ag, the Marketing Agreement requires that all contracts written by Frahm under such agreement must state that they are subject to final approval by the

Husker Ag General Manager.  During the term of the Marketing Agreement, and for a period of two years thereafter, Frahm may not provide similar services to any other person or firm without Husker Ag’s prior written approval.

For the six months ended June 30, 2003, Husker Ag had $2,678 of interest income. Interest income for the six months ended June 30, 2003 consists of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs and short-term investments generated from operations.  For the six months ended June 30, 2002, Husker Ag had $94,998 of interest and other income.  Interest income for the six months ended June 30, 2002 consisted of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs.

The net income for the six months ended June 30, 2003 reflects accounts receivable and tax credits related to the state and federal energy production credit programs of approximately $1,190,000 of ethanol producer credit receivables from the State of Nebraska and $1,132,000 of ethanol producer credit receivables from the federal government.

Husker Ag’s cost of revenues, which includes production expenses, for the six month period ended June 30, 2003 was approximately $8,668,753.  Husker Ag incurred selling, general and administrative expense of approximately $984,211 and recorded interest expense of $241,137 on its construction loan with Stearns Bank, N.A.  The selling, general and administrative expenses during the six month period ended June 30, 2003 increased $628,343 compared to the same period during the prior year.  The increase is a result of the Company's commencement of operations and the retention of additional production and operational personnel.

Husker Ag began operating at name-plate capacity of 20 million gallons per year during the 2nd quarter of 2003 and expects to continue operating the plant at, or above, name-plate capacity. Husker Ag expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily from its construction loan with Stearns Bank, N.A, its revolving line of credit with Stearns Bank, N.A. and through cash flows generated from its operating activities.  As of June 30, 2003, the Company had approximately $194,000 available under its construction loan and $1,000,000 available under its revolving line of credit.

Liquidity And Capital Resources

As of June 30, 2003, the Company had current assets of $5,577,513 including cash of $1,344,683 and the Company had total assets of $35,518,594.  The Company’s cash generated interest or other income of $2,678 for the six months ended June 30, 2003.  As of June 30, 2003, the Company had current liabilities totaling $21,145,619 consisting of accounts payable, accrued expenses, short-term construction financing debt expected to be refinanced and short positions and option contracts. As of June 30, 2003, the Company had accumulated other comprehensive loss of $85,775 and member’s equity was $13,970,197.

On October 3, 2002, the Company made its first draw against its construction loan.  From October 3, 2002 through December 31, 2002, the Company had borrowed $10,192,114 from Stearns Bank, N.A. under its construction loan.  From December 31, 2002 through June 30, 2003, the Company borrowed an additional $9,613,565 under its construction loan for total borrowings of $19,805,679.  The Company’s primary source of liquidity until it begins to receive sufficient revenue from operations will be borrowing under its construction loan and its revolving line of credit with Stearns Bank, N.A..  As of June 30, 2003, the Company had approximately $194,000 available under its construction loan and $1,000,000 available under its revolving line of credit.

Cash flow From Operating Activities.  The operating activities of Husker Ag for the three months and six months ended June 30, 2003, generated $1,088,178 and $1,209,996, respectively, of net income.  As part of its operating activities, Husker Ag had $699,238 in items not requiring cash and had net changes in operating assets and liabilities of ($3,476,348).  Therefore, the net cash used for operating activities for the six months ended June 30, 2003 totaled $1,567,114 primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees as well as commodity option contracts.

Cash Flow from Investing Activities.  Cash used for investing activities for the three and six months ended June 30, 2003 totaled $1,439,466 and $7,006,818 respectively.  Cash used for investing activities for the six months ended June 30, 2003 was spent on the construction and development of the ethanol plant and the plant site $6,762,779 and the purchase of property and equipment $244,039.

Cash Flow from Financing Activities.  Cash provided by financing activities for the three and six months ended June 30, 2003 totaled $4,007,761 and $9,613,564, which consists of advances under the construction loan with Stearns Bank, N.A. and was offset by the payment of $1,269 for distributions for state taxes of out-of-state members.

Stearns Bank, N.A. is Husker Ag’s primary/senior lender.  On December 19, 2001, the Company closed on its construction financing with Stearns Bank, N.A., St. Cloud, Minnesota.  Under the Construction Loan Agreement with Stearns Bank, N.A. (the “Bank”), the Bank agrees to provide up to $20,000,000 of debt financing for the purpose of constructing a 20 million gallon per year ethanol plant.  The construction loan is evidenced by a demand promissory note from the Company to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal plus ¼% (5.0%, as of the time of the Company’s initial borrowing in October 2002 and 4.25% as of June 30, 2003).  The construction loan was originally for an 18-month period, ending June 19, 2003.  However, because the Company has been in the process of completing construction of the plant, the Company and the Bank entered into a Change in Terms Agreement dated June 28, 2003 which extended the maturity date of the Construction Loan Agreement from June 19, 2003 to September 30, 2003.  The remainder of the terms remain the same as the terms of the original Construction Loan Agreement.

The Bank’s construction loan is secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles.                           The Construction Loan Agreement imposes a number of conditions which must be met by the Company on an on-going basis prior to the Bank’s disbursement of loan funds, including providing the Bank with detailed budget and cash flow projections and construction schedule, as well as annual audited financial statements and monthly interim financial statements.  The Bank has broad powers of discretion with respect to its disbursement of  construction loan funds, depending upon the Company’s compliance with the Construction Loan Agreement covenants and conditions.

Subject to required loan documentation, and no material adverse change in the Company’s financial condition, the Bank has agreed to convert the construction loan into a permanent loan amortized over 10 years which will accrue interest as follows: (i) 60% ($12,000,000) at prime rate as published by the Wall Street Journal plus ¼%, adjusted quarterly; and (ii) 40% ($8,000,000) at prime rate as published by the Wall Street Journal plus ¼%, adjusted quarterly, with a floor of 6.5% and a ceiling of 9.95% for five years beginning July 6, 2001.  At the end of five years the floor and ceiling will adjust to the same spread, plus or minus, prime rate as published by the Wall Street Journal at that time.  Management currently anticipates the construction loan to convert to a permanent loan in the 3rd quarter 2003.

The permanent loan is subject to a 60% USDA loan guarantee ($12 million).  If the USDA declines the loan,  the Bank would proceed with a conventional permanent loan.  Any prepayment of the permanent loan by the Company would be subject to a 5% (of loan balance) prepayment premium in year one, 4% premium in year two, 3% premium in year three, 2% premium in year four, and 1% premium in year five.

In addition, the Company has received a revolving line of credit from Stearns Bank, N.A. in the amount of $1,000,000.  The term of the revolving credit line is from March 11, 2003 through March 11, 2004.  Advances made to Husker Ag under the credit line will accrue interest at a variable rate equal to 0.5% over the prime rate as published by the Wall Street Journal with a minimum interest rate of 6.45%.  As of June 30, 2003 the prime rate as published by the Wall Street Journal was 4.25%.

The Company also has a letter of credit with Stearns Bank amounting to $327,825 expiring December 20, 2003 to be used to service the Company’s utility obligations.

On June 16, 2003, the Company filed a formal property valuation protest with the Pierce County Assessor challenging the valuation of the plant which is used to determine the Company’s property tax liability.  The Pierce County Assessor based its valuation on the cost of expenditures at the plant.  Husker Ag’s protest states that an ethanol plant should not be valued at the cost of expenditures to build and improve the plant based on the fact that an ethanol plant could not be reasonably marketed at full cost and that a cost valuation is in excess of fair market value.  In connection with its protest, the Company has ordered a cost allocation study for income tax purposes.  As of June 30, 2003 no formal hearing on the protest had been set.  The Husker Ag protest was set for hearing on July 14, 2003.  Management representatives and local counsel attended the hearings, which proceeded on the date, and were continued for completion on July 24, 2003.  Initial real estate valuation proposed by the County Assessor was slightly over $17,000,000.00.  The matter was resolved by motion of the Pierce County Board setting valuation at $4,868,135.00 for the 2003 tax year (fair market value of real estate as of 12/31/02 and personal property in service at that time), and reserving the question of 2004 real estate valuation of the completed plant, and valuation of the majority of the machinery and personal property, until the end of the 2003 tax year.  As the plant was completed in March of 2003, the majority of the personal property was not placed in service until that time, and thus it is not taxable until after December 31, 2003.  As of August 13, 2003 Husker Ag has no plans for further protest of the determination.

Management’s Plan Of Operations

The Company is currently in a transition period where it is shifting from the construction phase to the operational start-up of the plant.  During the 1st and 2nd quarter of 2003, the Company continued to work with Fagen, Inc. to complete construction of the plant and to achieve and maintain operation of the plant at, or above, full capacity.          The Company completed construction of the plant and began operating at its name-plate capacity of 20 million gallons per year during the 2nd quarter of 2003.

The Company has expended $606,812 in connection with preparing the site to meet the site specifications required by Fagen, Inc. and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20.  The Company has paid $27,559,241 to Fagen, Inc. in connection with the construction of the plant and the purchase and installation of machinery and equipment.  O. Wayne Mitchell sits on the Company’s Board of Directors and is an officer and employed by Fagen, Inc., which is the Company’s design-build contractor.

During the six months ended June 30, 2003, the Company expended $117,508 for payments to third parties other than Fagen, Inc. for expenses related to the construction of the administrative building and rail spur and the purchase of the on-site power distribution transformers.  The total amount expended by the Company for payments to third parties other than Fagen, Inc. since construction commenced totaled $798,643.

Operating expenses consisting of general and administrative costs for the three and six month periods ended June 30, 2003 totaled $500,252 and $984,211 respectively.

The Company completed construction of the plant and began operating at name-plate capacity during the 2nd quarter of 2003.                                                Management currently expects that it will have sufficient funds for the 2003 year from its construction loan with Stearns Bank, N.A. and its revolving line of credit with Stearns Bank, N.A. as well as income generated from operating activities.  For the six months ended June 30, 2003, Husker Ag borrowed $9,613,565 under its construction loan with Stearns Bank, N.A. for with Husker Ag’s total borrowing under the construction loan totaling $19,805,679.  As of June 30, 2003, the Company had approximately $194,000 available under its construction loan and $1,000,000 available for borrowing under its revolving line of credit.

Management intends to fund its operational costs and expenditures through the calendar year 2003 through its existing construction loan from Stearns Bank (which management believes will be converted to a permanent loan in the 3rd quarter of 2003), the revolving credit line established with Stearns Bank, and through revenue from operations.  Management currently believes that the Company has adequate liquidity to fund its remaining construction costs and its operational costs and expenditures through calendar year 2003.  Management intends to continually review and revise its operational budget based on its evaluation of the Company’s then current revenues, expenses and cash flow, market risks and possible opportunities for increasing its liquidity.

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

In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts.  Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company’s control.  Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect Husker Ag’s profitability and viability.  The price for ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect the Company’s operating results.

Changes in the cost of utilities may also have a material impact on the liquidity and profitability of the Company.  Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on the Company’s business. If Husker Ag were to suffer interruptions in its energy supply, either during construction or after the Company begins operating the ethanol plant, its business would be harmed. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm Husker Ag’s business by increasing its energy costs. Currently, the price of natural gas has increased significantly, increasing the cost to the Company to produce ethanol.  The Company will also need to purchase significant amounts of electricity to operate the proposed ethanol plant. The prices which Husker Ag will be required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

Husker Ag’s liquidity and profitability may also be adversely impacted if there is an increase in the supply of ethanol.  Husker Ag expects that existing ethanol plants will expand to increase their production and that new fuel grade ethanol plants will be constructed as well. Although management believes that there may be a corresponding increase in the demand for ethanol as a result of the phase out of MTBE, Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol, so the increased production of ethanol may lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower profits.

In addition to general market fluctuations and economic conditions, Husker Ag could experience significant cost increases associated with the on-going operation of the plant caused by a variety of factors, many of which are beyond the Company’s control. Labor costs can increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate the ethanol plant. Changes in price, operation and availability of truck and rail transportation may affect the Company’s profitability with respect to the transportation of ethanol and other products to its customers.  In addition, the operation of the ethanol plant will be subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost Husker Ag significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the ethanol plant, including the possibility of required additional permits and licenses. Husker Ag might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. Husker Ag will be subject to all of those regulations whether or not the operation of the ethanol plant is profitable.

Employees

As of June 30, 2003, Husker Ag had hired approximately 34 employees and independent contractors needed to operate the ethanol facility and operations.  Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages.  Husker Ag considers its relationship with its employees to be good.

Books and Records

Husker Ag currently has one receptionist and one plant accountant.  The Company is currently dependent on its management, plant accountant and the Company's legal counsel, for the maintenance of its books and records.  Husker Ag has retained the services of an outside consultant to assist the Company in the maintenance of its accounting books and records from time to time on an hourly basis.  Such personnel are and will be responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely and accurate submission of annual and periodic reports with the Securities and Exchange Commission.

Permit Update

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002.  The NDEQ issued a letter to the Company on August 29, 2002 in which the NDEQ raised questions regarding the discharge content and quantities set forth in the Company’s permit.  The Company filed a response to the NDEQ letter on October 16, 2002 in which the Company responded to the NDEQ’s questions.  The Company received its waste water permit from the NDEQ and such permit was effective February 26, 2003.

As of June 30, 2003, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit.  Because Husker Ag elected to purchase a thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling.  The Company currently plants to conduct stack testing as required under the NDEQ regulations in August 2003 and upon submission of the results to the NDEQ, management believes the NDEQ will issue Husker Ag its Air Quality Operating Permit.          The Company has twelve months once the plant becomes operational to obtain an Air Quality Operating Permit from the NDEQ and once granted, the Company expects the permit will be valid for five years.

2003 Annual Meetings

At the 2003 annual meeting of the members, held June 23, 2003, the following 4 Class II directors were elected to serve until the 2006 annual meeting of members:  David A. Kolsrud, Stanley A. Gyberg, Mike Kinney and J. Alex Thramer.

At the meeting of the Board of Directors held July 16, 2003, the directors elected Gary Kuester to serve as Chairman of the Board and President, Scott Carpenter to serve as Vice Chairman of the Board and Vice-President, Jack G. Frahm to serve as Secretary and Cory A. Furstenau to serve as Treasurer.

RISK FACTORS

The project could encounter defects that could adversely impact the plant and Husker Ag’s ability to generate revenues and make it more difficult for Husker Ag to pay its debts.

If Husker Ag encounters defective material or workmanship from Fagen, the Company’s ability to generate revenues could be adversely impacted.  Under the Design-Build Contract with Fagen, Fagen warrants that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay Husker Ag’s ability to generate revenues. If defects are discovered after the Company begins operating, it could cause the Company to halt or discontinue its operation, which could damage the Company’s ability to generate revenues and reduce the value of the membership units.  Husker Ag’s recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Nebraska.

Husker Ag is a newly formed company with limited working capital which could result in losses.

Husker Ag, LLC is a newly formed company with no prior operations and no experience concerning whether it will be successful in the proposed operation of the ethanol plant or that its plans will materialize or prove successful.  Husker Ag cannot make representations about its future profitable operation or the future income or losses of Husker Ag.  The Company does not know whether it will ever operate at a profit or that Husker Ag will appreciate in value.  If the Company’s plans prove to be unsuccessful, its members will lose all or a substantial part of their investment.

Husker Ag’s business is not diversified and this could reduce the value of the membership units.

Husker Ag’s success depends largely upon its ability to profitably operate its ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to manufacture ethanol.  If economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag’s business would also be significantly harmed if it’s ethanol plant could not operate at full capacity for any extended period of time.

Husker Ag will be operating in an intensely competitive industry and will compete with larger, better financed entities which could impact its ability to operate profitably.

There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger plants, from plants that can produce a wider range of products than it can, and from other plants similar to its proposed ethanol plant. Husker Ag’s ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midlands and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag currently expects to produce. In addition, there are several Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar or larger size and have similar resources to Husker Ag.

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

The Company expects that existing ethanol plants will expand to increase their production and that new fuel grade ethanol plants will be constructed as well. Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol, so the increased production of ethanol may lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower profits.  Recently ethanol prices have declined because of increased supply and decreased demand for ethanol, and some gasoline retailers have been pricing ethanol-blended fuel below the lower-octane unleaded fuel. In addition, there are a number of ethanol plants which are under construction or proposed to be constructed in the near future, both regionally and nationally.  As a result, the supply of ethanol is expected to continue to increase, and, while the demand for ethanol is also expected to increase in the future as the MTBE bans become effective, there is a risk that the market supply of ethanol will increase faster than the market demand, continuing to place downward pressure on the price of ethanol, which would negatively impact our revenue and potential profitability.

Changes in the supply and demand, and production and price with respect to corn could make it more expensive to produce ethanol which could decrease Husker Ag’s profits.

Ethanol production will require substantial amounts of corn.  Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions such as drought, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase Husker Ag’s cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict.  Significant variations in actual growing conditions from normal growing conditions also may adversely affect Husker Ag’s ability to procure corn for the proposed plant.                            Any events that tend to negatively impact the supply of corn will tend to increase prices and harm Husker Ag’s business.

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

Federal regulations concerning tax incentives could expire or change which could reduce Husker Ag’s  revenues.

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

The ethanol industry and Husker Ag’s business depend on continuation of the federal ethanol credit. This credit has supported a market for ethanol that might disappear without the credit. The federal subsidies and tax incentives are scheduled to expire September 30, 2007. These subsidies and tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level.    The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and Husker Ag cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on Husker Ag’s business by making it more costly or difficult for it to produce and sell ethanol.  If the federal ethanol tax incentives are eliminated or sharply curtailed, Husker Ag believes that a decreased demand for ethanol will result.

Nebraska state producer incentives may be unavailable or could be modified which could reduce Husker Ag’s revenues.

In 2001, LB 536 became law and established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004.  The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee.  No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually.                                               Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.  The production incentive is scheduled to expire June 30, 2012.

In 2002, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536,  have come under increased scrutiny from the Nebraska Unicameral.  As a result there can be no assurance that the Nebraska legislature will not in subsequent legislative sessions enact new legislation which would revise LB 536, or otherwise adversely impact ethanol plants, such as that built by Husker Ag, which are to benefit from LB 536.

Husker Ag believes there are several existing projects in Nebraska that could compete with the Company for payments.  If another ethanol plant came online and produced 100,000 or more gallons of ethanol, it could also qualify for the producer payment.  This would require the legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain checkoff program.  Despite the Company’s written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund.  Nebraska legislators are currently discussing and reviewing legislative bills which would establish a direct tax on distiller grains.  If the State of Nebraska establishes such a tax, Husker Ag will be required to pay taxes on the distiller grains it produces which will have a serious adverse impact on Husker Ag’s net income from the production incentive and will reduce its revenue.

Husker Ag is subject to extensive environmental regulation and operational safety regulations that could result in higher than expected compliance costs and liabilities.

The Company may be subject to regulations on emissions from the United States Environmental Protection Agency.  Further, EPA and Nebraska’s environmental regulations are subject to change and often such changes are not favorable to industry. Consequently, even if Husker Ag has the proper permits now, the Company may be required to invest or spend considerable resources to comply with future environmental regulations.

The Company’s failure to comply or the need to respond to threatened actions involving environmental laws and regulations may adversely affect its business, operating results or financial condition.  Once Husker Ag’s ethanol plant becomes operational and as its business grows, Husker Ag will have to develop and follow procedures for the proper handling, storage, and transportation of finished products and materials used in the production process and for the disposal of waste products.  In addition, state or local requirements may also restrict the Company’s production and distribution operations.  Husker Ag could incur significant costs to comply with applicable laws and regulations as production and distribution activity increases.  Protection of the environment will require Husker Ag to incur expenditures for equipment or processes.

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

Members may be required to pay taxes on their share of Husker Ag’s income even if it makes no distributions to members.

Husker Ag expects to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify Husker Ag as a “publicly traded partnership.”                This means that Husker Ag will pay no income tax and all profits and losses will “pass-through” to its members who will pay tax on their share of Husker Ag’s profits.  It is likely that Husker Ag’s members may receive allocations of taxable income that exceed any cash distributions made, if any. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict Husker Ag’s ability to pay cash distributions, or its decision to retain or use the cash generated by the business to fund its operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of Husker Ag’s taxable income with personal funds, even if the members receive no cash distributions from the Company.

ITEM 3:    CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

None.

ITEM 3:                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its Annual Members’ Meeting on June 23, 2003.

(b)                                 The members voted to elect the following four (4) Class II Directors to serve until the 2006 Annual Meeting of members and until their successors are elected.

Name	Votes For	Proxy Votes Withheld
Stanley Gyberg	15,813	55
David Kolsrud	16,003	40
Mike Kinney	4,212	1,717
J. Alex Thramer	4,039	1,717

Robert E. Brummels, Mike Korth, Michael Kumm and Dean Stueckrath were also each nominated as a Class II director and received 2,893 votes, 3,747 votes, 233 votes and 5 votes respectively and therefore, were not elected.

The following four Class III directors had terms of office which continued after the meeting until 2004 when four Class III directors will be elected:  Gary Kuester, Scott Carpenter, Cory Furstenau and Fredrick Knievel.  The following five Class I directors had terms of office which continued after the meeting until 2005 when five Class I directors will be elected: Ronald Fick, James Hall, O. Wayne Mitchell, Jack G. Frahm and O. Kelly Hodson.

ITEM 5:                 OTHER INFORMATION

None.

ITEM 6:                 EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

10.1                           Change in Terms Agreement with Stearns Bank, N.A. dated June 28, 2003.

10.2                           Promissory Note with Fagen, Inc. dated June 5, 2003.

31.1                           Certifications required by Rule 13a-15(e) and 15d-15(e) - Gary Kuester.

31.2                           Certifications required by Rule 13a-15(e) and 15d-15(e) - Cory A. Furstenau.

32                                    Section 1350 Certifications

(b)                                 REPORTS ON FORM 8-K

(1)           The Company filed a current report on Form 8-K on June 30, 2003 reporting the director election results of the 2003 Annual Members Meeting.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003.	By:	/s/ Gary Kuester
Gary Kuester, Chairman of the Board, President and Director (Principal Executive Officer)

Date: August 13, 2003.	By:	/s/ Cory A. Furstenau
Cory Furstenau, Treasurer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Change in Terms Agreement with Stearns Bank, N.A. dated June 28, 2003.	Filed herewith.
10.2	Promissory Note with Fagen, Inc. dated June 5, 2003	Filed herewith.
31.1	Certifications required by Rule 13a-15(e) and 15d-15(e) - Gary Kuester	Filed herewith.
31.2	Certifications required by Rule 13a-15(e) and 15d-15(e) - Cory A. Furstenau	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99.1	Form 8-K filed June 30, 2003	Incorporated by reference to the Form 8-K filed June 30, 2003