Form 10QSB
period 2003-09-30
HUSKER AG PROCESSING LLC
filed 2003-11-14
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003; or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Membership Units	15,318 Membership Units

HUSKER AG, LLC

INDEX TO 10-QSB FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2003

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC

September 30, 2003 and 2002

Independent Accountants’ Report

Board of Directors

Husker Ag, LLC

Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC as of September 30, 2003, and the related condensed statements of income (loss) for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of loss, members’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/    BKD, LLP

Lincoln, Nebraska

October 20, 2003

Husker Ag, LLC

Condensed Balance Sheets

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,338,001	$306,320
Accounts receivable
Trade	857,403	—
Incentives	1,518,998	—
Inventories	675,665	—
Margin account cash	1,077,237	321,950
Option contracts	47,925	158,050
Prepaid expenses	126,075	21,845

Total current assets	8,641,304	808,165

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	29,908,757	—
Other equipment	441,618	345,626
Office building	204,397	200,518
Vehicles	17,200	17,200
Construction in progress	—	23,650,254

	30,656,290	24,297,916
Less accumulated depreciation	1,210,779	7,895

	29,445,511	24,290,021

Other Assets
Debt origination costs, net of accumulated amortization; September 30, 2003—$11,127	433,959	445,086
Option contracts	—	173,350
Other	3,544	4,772

	437,503	623,208

	$38,524,318	$25,721,394

Liabilities and Members’ Equity
Current Liabilities
Accounts payable
Trade	$424,775	$298,618
Retainage on construction in progress	—	1,345,000
Short-term debt expected to be refinanced	19,827,860	10,192,115
Current maturities of long-term debt	28,067	—
Option and futures contracts	659,347	563,575
Accrued expenses	199,830	21,991

Total current liabilities	21,139,879	12,421,299

Long-term Debt	658,536	—

Option Contracts	—	452,850

Members’ Equity
Members’ equity—15,318 units	16,989,091	12,847,245
Accumulated other comprehensive loss	(263,188)	—

	16,725,903	12,847,245

	$38,524,318	$25,721,394

See Notes to Condensed Financial Statements and Accountants’ Review Report for September 30, 2003

Husker Ag, LLC

Condensed Statements of Income (Loss)

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months		Nine Months
	2003	2002	2003	2002
Net Sales
Ethanol Sales	$7,149,332	$—	$14,292,093	$—
Distiller Grain Sales	1,495,159	—	3,187,226	—
Energy Production Credits	2,809,891	—	5,130,426	—

	11,454,382	—	22,609,745	—
Cost of Sales	8,321,228	—	16,989,981	—
(Gain) Loss on Options	(235,485)	692,000	(181,541)	692,000

Gross Profit	3,368,639	(692,000)	5,801,305	(692,000)
Selling, General and Administrative Expenses	224,183	136,011	1,208,394	491,879

Operating Income (Loss)	3,144,456	(828,011)	4,592,911	(1,183,879)

Other Income (Expense)
Other income	29	—	29	3,600
Interest expense	(215,326)	—	(456,463)	—
Interest income	3,960	23,181	6,638	118,179

	(211,337)	23,181	(449,796)	121,779

Net Income (Loss)	$2,933,119	$(804,830)	$4,143,115	$(1,062,100)

Basic and Diluted Earnings (Loss) Per Membership Unit	$191.48	$(52.54)	$270.47	$(69.34)

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

Other Comprehensive Income
Net Income (Loss)	$2,933,119	$(804,830)	$4,143,115	$(1,062,100)
Loss on Cash Flow Hedge	(177,413)	—	(263,188)	—

Comprehensive Income (Loss)	$2,755,706	$(804,830)	$3,879,927	$(1,062,100)

See Notes to Condensed Financial Statements and Accountants’ Review Report

Husker Ag, LLC

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities
Net income (loss)	$4,143,115	$(1,062,100)
Items not requiring cash
Depreciation and amortization expense	1,215,239	2,873
Changes in
Accounts receivable	(2,376,401)	—
Inventories	(675,665)	—
Margin account cash	(755,287)	(71,950)
Option and futures contracts	(336,791)	404,850
Prepaid expenses	(104,230)	(39,372)
Interest receivable	—	194
Accounts payable and accrued expenses	444,610	58,747

Net cash provided by (used in) operating activities	1,554,590	(706,758)

Investing Activities
Purchases of property and equipment	(7,150,728)	(10,563,837)

Net cash used in investing activities	(7,150,728)	(10,563,837)

Financing Activities
Offering costs paid	—	(39,694)
Advances on construction loan	9,635,745	—
Payments on long-term debt	(6,657)	—
Receipt of debt origination costs	—	240,000
Distributions for state taxes of out-of-state members	(1,269)	—

Net cash provided by financing activities	9,627,819	200,306

Increase (Decrease) in Cash and Cash Equivalents	4,031,681	(11,070,289)
Cash and Cash Equivalents, Beginning of Period	306,320	13,483,166

Cash and Cash Equivalents, End of Period	$4,338,001	$2,412,877

Supplemental Cash Flows Information
Net decrease in accounts payable incurred for offering costs	$—	$(39,694)
Net increase (decrease) in accounts payable incurred for site development and construction in progress	$(1,485,614)	$5,529,608
Long-term debt incurred for plant, buildings and equipment	$693,260	$—
Interest paid (net of amount capitalized)	$456,463	$—

See Notes to Condensed Financial Statements and

Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of September 30, 2003, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.

At September 30, 2003, the Company had receivables from one customer amounting to 54% of the total trade receivables.

See Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

Note 1:	Summary of Significant Accounting Policies and Basis of Presentation—Continued

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At September 30, 2003, inventories were comprised of the following:

Raw materials, enzymes and additives	$271,589
Work-in-progress	167,370
Finished goods	236,706

$675,665

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

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which range from 3 to 30 years. Annual depreciation is computed using the straight-line method.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statements presentation. These reclassifications had no effect on net loss.

See Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

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

At September 30, 2003, the Company had entered into agreements to purchase 2,174,199 bushels of corn to be delivered between October 2003 and May 2004 at agreed upon prices. Twenty contracts totaling 741,344 bushels are with related parties.

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

See Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

Note 4:	Design-Build Agreement—Continued

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

On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan that matured June 19, 2003. The construction loan was extended to December 31, 2003 and as a result is classified in the accompanying balance sheet as short-term. The loan will be converted into three term notes upon maturity, as discussed below. Interest accrues at a floating rate of Wall Street Journal Prime plus 1.25% (5.25% at September 30, 2003, adjusted daily), with two monthly principal and interest payments of $285,774 beginning October 2003 and any unpaid principal and interest due at maturity. In connection with the extension of the construction loan, the Company has agreed to certain restrictive covenants including prior lender approval of distributions and the maintenance of minimum levels of tangible net worth. At September 30, 2003, there was $19,827,860 in outstanding borrowings under this agreement.

Upon successful completion of construction of the ethanol plant, the bank has agreed to convert the construction loan into three permanent loans. The proposed permanent financing is subject to the consent of a USDA guarantee for 70% of the borrowings under Loan A, required loan documentation and no material adverse change in the Company’s financial condition. The terms of the proposed financing provide for fees totaling approximately $240,000 to be paid upon loan origination. The amounts and terms of the permanent financings are as follows:

Loan	Amount	Interest Rate	Term	Payments
A	$8,837,300	WSI Prime + 1.25%	15	Monthly Principal and Interest
B	8,837,300	WSI Prime + 1.25%	7	Monthly Principal and Interest
C	1,505,900	WSI Prime + 1.25%	3	Monthly Principal and Interest

The term notes are subject to the same restrictive covenants as the construction note discussed above and, additionally, the Company must maintain a minimum debt service coverage ratio.

On June 5, 2003, the Company entered into a negotiable promissory note in the amount of $356,000 with the general contractor for payment of an incentive bonus due the contractor. The note bears interest at a rate consumerate with the rate charged on the aforementioned construction note with unpaid accrued interest added to the principal annually. The note is due no later than September 5, 2006 and is without collateral.

See Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

Note 5:	Debt Financing—Continued

On July 1, 2003 the Company entered into a promissory note with Northeast Nebraska Public Power in the amount of $337,260. The note bears interest at 4.127% with principal and interest due in monthly installments of $3,438 through June 2013. The note is collateralized by a letter of credit, as discussed below, in the amount of $327,825.

The Company has a line of credit, with maximum borrowing of $1,000,000 reduced by any outstanding letters of credit (see below), expiring March 31, 2004. At September 30, 2003, there were no borrowings against the line. The line is collateralized by a security agreement dated March 11, 2003. Interest will accrue at a variable interest rate of prime plus 0.50% and is payable monthly.

The Company also has a letter of credit with the Stearns Bank amounting to $327,825, expiring December 20, 2003, to be used to secure the Company’s promissory note described above.

Note 6:	Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the September 30, 2003 condensed balance sheet are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the option or futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains or losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

See Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

Note 7:	Disclosure Regarding Fair Value of Financial Instruments

For all financial instruments held by the Company, including cash, accounts receivable, accounts payable, long-term debt, and loan commitments, the carrying amounts are reasonable estimates of fair value.

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

See Accountants’ Review Report

Husker Ag, LLC

Notes to Condensed Financial Statements

September 30, 2003

(Unaudited)

Note 9:	Energy Production Incentive Credits

The Company is currently participating in state and federal energy production credit programs. Under these programs, the Company earns credits based on the bushels of corn utilized in the production of ethanol and on the gallons of ethanol produced. As of September 30, 2003, accounts receivable and 2003 credits earned related to these programs totaled approximately $1,519,000 and $5,130,000, respectively. These credits are included in net sales in the accompanying condensed statements of income for 2003.

As of September 30, 2003 total credits available under the federal energy production credit program are limited to $115,000,000 for all participants in the program. Credits claimed by eligible participants are projected to exceed the amount of credits available. As a result, federal energy production credits recorded were based on the amount of credits estimated to be allocated to the Company. Actual credits received may differ from amounts recorded by a material amount.

See Accountants’ Review Report

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

Husker Ag’s Debt Financing with Stearns Bank

Husker Ag, LLC (“Husker Ag” or the “Company”) has financed the construction of its ethanol plant through Stearns Bank, N.A, St. Cloud, Minnesota (the “Bank”). On December 19, 2001, Husker Ag closed on its construction financing with the Bank under a Construction Loan Agreement, pursuant to which the Bank agreed to provide up to $20,000,000 of debt financing for the purpose of constructing the Husker Ag ethanol plant. The construction loan has been evidenced by a demand promissory note from Husker Ag to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal (“WSJ Prime Rate”) plus ¼% (resulting in an interest rate of 5.0% as of the time of the Company’s initial borrowing in October 2002 and 4.25% as of September 30, 2003). The construction loan was originally for an 18-month period, ending June 19, 2003, but was extended to September 30, 2003, pursuant to a Change in Terms Agreement dated June 28, 2003.

The Bank’s construction loan is secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles. The Construction Loan Agreement imposed a number of conditions to be met by the Company on an on-going basis prior to the Bank’s disbursement of loan funds. As of September 30, 2003, the Company had borrowed $19,827,860 under the construction loan.

On September 29, 2003, in response to the USDA declining the original $20 million loan request of the Bank with a 60% guaranty (covering $12 million of the total loan), the Company and the Bank entered into a Change in Terms Agreement (the “September Change in Terms Agreement”) which extends the maturity date of the construction loan from September 30, 2003 until December 31, 2003, and a conditional commitment letter, dated September 26, 2003 (the “September Bank Letter”). Under the September Change in Terms Agreement, the interest rate on the demand promissory note is changed to 1.25% over the WSJ Prime Rate, adjusting daily (the WSJ Prime Rate is 4.0% as of September 30, 2003, with a resultant interest rate of 5.25%), and the Company must begin making principal and interest payments based on a 7-year amortization, requiring two regular payments as of October 31, 2003, and November 30, 2003 of $285,774.29, with the remaining balance due on December 31, 2003.

The September Change in Terms Agreement also added a 3% prepayment penalty, and additional covenants stating (i) that the Company may not make distributions without prior lender approval and issuance of the USDA loan note guarantee, (ii) requiring the Company to maintain a minimum 40% balance sheet tangible net worth, and (iii) requiring the Company to maintain a debt service coverage ratio of at least 1.2x after distributions.

Under the September Bank Letter, the Bank and the Company agree to proceed on the following terms with respect to the permanent financing. The permanent financing would be divided into three portions, as follows:

(1) Loan A: $8,837,300, a 70% USDA Guaranty loan, amortized over 15 years.

(2) Loan B: $8,837,300, conventional loan, amortized over 7 years.

(3) Loan C: $1,505,900, conventional loan, amortized over 3 years.

The interest rate on the above loans would be WSJ Prime Rate plus 1.25%, adjusted quarterly.

The September Bank Letter also includes a conversion fee of $116,227, and a 2% USDA fee of $123,722. Loans A and B would be collateralized on a pari passu basis with the USDA, with a first real estate mortgage on the ethanol plant real estate, and a first security interest on accounts receivable, inventory, equipment, fixtures, personal property and general intangibles. Loan C would have a second position on the same collateral. The permanent loan would be subject to prepayment premiums of 5% of principal balance in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five. Additional loan covenants are to be determined with USDA Rural Development, and a minimum of 40% tangible balance sheet equity must be maintained by the Company.

The September Bank Letter is subject to a 70% USDA guaranteed loan as to the Loan A portion and the negotiation of definitive credit, security and related loan documents satisfactory to the Bank, and there can be no assurance that the Bank will obtain the 70% USDA guaranty on the Loan A portion of the permanent loan, or that the Company and the Bank could mutually agree on final terms. There is no provision committing the Bank to provide conventional loan financing in the event a USDA guaranteed loan is not obtained. In such event, the Company would need to reach mutual agreement with the Bank regarding conventional loan terms, or find an alternative lending source to pay off the construction loan, which is subject to a 3% prepayment penalty. If the construction loan repayment is unpaid for a period 10 days following its due date, a late charge of 5% of the principal amount due and payable at maturity is assessed under the construction loan.

Results Of Operations

On March 4, 2003, the production process for the ethanol plant commenced and the plant commenced grinding corn. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. was entitled to an early completion bonus of $8,000 per day, for every day that substantial completion has been attained in advance of April 26, 2003. Husker Ag and Fagen have agreed upon a “substantial completion” date of March 13, 2003, and based on this agreement, Fagen is entitled to an early completion bonus of $356,000. On June 5, 2003, Husker Ag entered into an unsecured Promissory Note in the amount of $356,000 for the early completion bonus pursuant to which Husker Ag agreed to pay such amount in installments approved by Husker Ag’s senior lender prior to June 5, 2006. The Promissory Note accrues interest at the same rate charged by the senior lender of Husker Ag as such rate may change from time to time. On each anniversary of the Promissory Note, any unpaid accrued interest converts to principal and begins to accrue interest thereafter as principal.

The Company completed construction of the plant and began operating at full capacity during the 2nd quarter of 2003. Accordingly, we do not have comparable income, production and sales data for the quarter ended September 30, 2002.

Net income and comprehensive net income for Husker Ag for the nine months ended September 30, 2003 were $4,143,115 and $3,879,927, respectively, consisting of $4,592,911 operating income, $29 of other income and $6,638 of interest income offset by $456,463 of interest expense. Net income for the three month period ended September 30, 2003 includes a $235,485 gain on options which was offset by the $53,944 loss on options which occurred during the 1st and 2nd quarters of 2003 for an aggregate gain on options for the nine months ended September 30, 2003 of $181,541. The loss and gain on options represents the change in the market value of option contracts during the quarter ended September 30, 2003. It includes both option contracts held for the entire quarter and contracts that were closed out during the quarter. Net income and comprehensive net income for Husker Ag for the nine months ended September 30, 2002, during which the plant was under construction, was ($1,062,100). Husker Ag had no revenues for the nine month period ended September 30, 2002 and had operating expenses of $692,000. The operating expenses were offset by $118,179 of interest income and $3,600 of other income to the Company.

Net sales for the nine months ended September 30, 2003 were $22,609,745 and consisted of $19,422,519 (86%) in sales of ethanol which amount includes approximately $2,253,422 of ethanol producer credits from the State of Nebraska and $2,877,004 of ethanol producer credit from the federal government, and $3,187,226 (14%) in sales of distiller grains and corn syrup. Husker Ag was in the construction phase and thus had no sales of ethanol, distiller grains and corn syrup during the nine month period ended September 30, 2002.

The ethanol producer credit receivables from the federal government include incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program in the quarter ended September 30, 2003. This Bioenergy Program has been extended through the federal fiscal year of 2007. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. The maximum amount any one producer may receive annually under the program is $7.5 million. Funding for the program is limited to $150 million per year, with a proration factor used if estimated payments to all eligible producers for the fiscal year exceed the available funding. Husker Ag has filed agreements to be eligible for payments under this program and have submitted the required quarterly application for payment. Husker Ag anticipates it will receive less incentive revenue under the Bioenergy Program in the next program year because these incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year. Therefore, the Company will receive lower payments under this program in the future because the increase in production as compared to prior years will almost certainly be smaller than for our first full year of production.

In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag intends to transfer credits received to a Nebraska gasoline retailer who will then reimburse Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. pursuant to which Husker Ag will transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way will then pay Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming we are producing at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to us annually, subject to the statutory maximum limit.

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

Husker Ag currently has engaged Eco-Energy, Inc. to market and sell its ethanol. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract with FCStone, LLC and Eco-Energy, Inc. pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The initial term of the agreement is one year from the date Husker Ag plant began ethanol production and automatically renews for an additional one year term unless Husker Ag gives notice of non-renewal in writing at least four months prior to the end of the initial term.

On October 28, 2003, the Company notified FCStone, LLC and Eco-Energy, Inc. of the Company’s intention not to have the Risk Management and Ethanol Marketing Contract automatically renew in accordance with its terms and therefore the agreement will terminate on March 6, 2004. Management is currently exploring other alternatives available to the Company for the marketing and sale of its ethanol. If the Company elects to retain FCStone, LLC and Eco-Energy, Inc. again, the Company intends to negotiate a new agreement.

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

For the nine months ended September 30, 2003, Husker Ag had $6,638 of interest income. Interest income for the nine months ended September 30, 2003 consists of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs and short-term investments generated from operations. For the nine months ended September 30, 2002, Husker Ag had $118,179 of interest and other income. Interest income for the nine months ended September 30, 2002 consisted of income earned on cash on hand and short-term investments pending use of the funds for construction and start-up costs.

The net income for the nine months ended September 30, 2003 reflects accounts receivable and tax credits related to the state and federal energy production credit programs of approximately $349,713 of ethanol producer credit receivables from the State of Nebraska and $1,169,286 of ethanol producer credit receivables from the federal government.

Husker Ag’s cost of revenues, which includes production expenses, for the nine month period ended September 30, 2003 was approximately $16,989,981. Husker Ag incurred selling, general and administrative expense of approximately $1,208,394 and recorded interest expense of $456,463 on its construction loan with Stearns Bank, N.A. The selling, general and administrative expenses during the nine month period ended September 30, 2003 increased $716,515 compared to the same period during the prior year. This increase is a result of the Company’s commencement of operations and the retention of additional production and operational personnel.

Husker Ag began operating at name-plate capacity of 20 million gallons per year during the 2nd quarter of 2003 and expects to continue operating the plant at, or above, name-plate capacity. Husker Ag expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily from its revolving line of credit with Stearns Bank, N.A. and through cash flows generated from its operating activities.

The Company has a revolving line of credit with Stearns Bank, N.A. in the amount of $1,000,000. The term of the revolving credit line is from March 11, 2003 through March 11, 2004. Advances made to Husker Ag under the credit line will accrue interest at a variable rate equal to 0.5% over the prime rate as published by the Wall Street Journal with a minimum interest rate of 6.45%. As of September 30, 2003 the prime rate as published by the Wall Street Journal was 4.0% with a resultant interest rate of 4.25%.

The amount of borrowing available under the Company’s line of credit is reduced by the Company’s letter of credit with Stearns Bank in the amount of $327,825 expiring December 20, 2003 to be used to service the Company’s utility obligations. As a result, as of September 30, 2003, the Company has $672,175 available for advances for operations under its revolving line of credit.

Liquidity And Capital Resources

As of September 30, 2003, the Company had current assets of $8,641,304 including cash of $4,338,001 and the Company had total assets of $38,524,318. The Company’s cash generated interest or other income of $6,638 for the nine months ended September 30, 2003. As of September 30, 2003, the Company had current liabilities totaling $21,139,879 consisting of accounts payable, accrued expenses, short-term construction financing debt expected to be refinanced and short positions and option contracts. As of September 30, 2003, the Company had accumulated other comprehensive loss of $263,188 and member’s equity was $16,725,903.

On October 3, 2002, the Company made its first draw against its construction loan. From October 3, 2002 through December 31, 2002, the Company had borrowed $10,192,114 from Stearns Bank, N.A. under its construction loan. From December 31, 2002 through September 30, 2003, the Company borrowed an additional $9,635,746 under its construction loan for total borrowings of $19,827,860. The Company’s primary source of liquidity during the construction phase of the plant was borrowing under its construction loan and its revolving line of credit with Stearns Bank, N.A. As of September 30, 2003, the Company had approximately $172,000 available under its construction loan. The amount of borrowing available under the Company’s line of credit after it is reduced by the Company’s letter of credit necessary to service the Company’s utility obligations is $672,175. The Company’s primary source of liquidity since completion of construction and commencement of operations is cash generated from operating activities and the Company’s line of credit with Stearns Bank, N.A.

Cash flow From Operating Activities. The operating activities of Husker Ag for the three months and nine months ended September 30, 2003, generated $2,933,119 and $4,143,115, respectively, of net income. As part of its operating activities, Husker Ag had $1,215,239 in items not requiring cash and had net changes in operating assets and liabilities of ($3,803,764). Therefore, the net cash used for operating activities for the nine months ended September 30, 2003 totaled $1,554,590 primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees as well as commodity option contracts.

Cash Flow from Investing Activities. Cash used for investing activities for the three and nine months ended September 30, 2003 totaled $143,910 and $7,150,728 respectively. Cash used for investing activities for the nine months ended September 30, 2003 was spent on the construction and development of the ethanol plant and the plant site $6,846,006 and the purchase of property and equipment $304,722.

Cash Flow from Financing Activities. Cash provided by financing activities for the three and nine months ended September 30, 2003 totaled $22,181 and $9,635,745, which consists of advances under the construction loan with Stearns Bank, N.A. and was offset by the payments made on long-term debt and the payment of $1,269 for distributions for state taxes of out-of-state members.

Stearns Bank, N.A. (the “Bank”) is Husker Ag’s primary/senior lender. The Company has a Construction Loan Agreement with the Bank dated December 19, 2001, pursuant to which the Bank agreed to provide up to $20,000,000 of debt financing for the purpose of constructing the Husker Ag ethanol plant. The construction loan has been evidenced by a demand promissory note from Husker Ag to the Bank, with a variable interest rate which follows the prime rate as published by the Wall Street Journal (“WSJ Prime Rate”) plus ¼% (resulting in an interest rate of 5.0% as of the time of the Company’s initial borrowing in October 2002 and 4.25% as of September 30, 2003). The construction loan was originally for an 18-month period, ending June 19, 2003, but was extended to September 30, 2003, pursuant to a Change in Terms Agreement dated June 28, 2003.

On September 29, 2003, the Company and the Bank entered into a Change in Terms Agreement (the “September Change in Terms Agreement”) which extends the maturity date of the construction loan from September 30, 2003 until December 31, 2003. Under the September Change in Terms Agreement, the interest rate on the demand promissory note is changed to 1.25% over the WSJ Prime Rate, adjusting daily (the WSJ Prime Rate is 4.0% as of September 30, 2003, with a resultant interest rate of 5.25%), and the Company must begin making principal and interest payments based on a 7-year amortization, requiring two regular payments as of October 31, 2003, and November 30, 2003 of $285,774.29, with the remaining balance due on December 31, 2003.

The September Change in Terms Agreement also added a 3% prepayment penalty, and additional covenants stating (i) that the Company may not make distributions without prior lender approval and issuance of the USDA loan note guarantee, (ii) requiring the Company to maintain a minimum 40% balance sheet tangible net worth, and (iii) requiring the Company to maintain a debt service coverage ratio of at least 1.2x after distributions.

As of September 30, 2003, the Company had approximately $172,000 available under its construction loan.

In addition, the Company has received a revolving line of credit from Stearns Bank, N.A. in the amount of $1,000,000. The term of the revolving credit line is from March 11, 2003 through March 11, 2004. Advances made to Husker Ag under the credit line will accrue interest at a variable rate equal to 0.5% over the prime rate as published by the Wall Street Journal with a minimum interest rate of 6.45%. As of September 30, 2003 the prime rate as published by the Wall Street Journal was 4.0% with a resultant interest rate of 4.25%.

The amount of borrowing available under the Company’s line of credit is reduced by the Company’s letter of credit with Stearns Bank in the amount of $327,825 expiring December 20, 2003 to be used to service the Company’s utility obligations. As a result, the Company has $672,175 available for advances for operations under its revolving line of credit.

Off-Balance Sheet Arrangements

At September 30, 2003, the Company did not have any off-balance sheet arrangements.

Related Party Transactions

In the normal course of business the Company enters into transactions, including the purchase of corn and the sale of distillers grain with its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Note 3 to the Condensed Financial Statements for additional information on these related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, under its Risk Management and Ethanol Marketing Contract with FC Stone, LLC and Eco-Energy, Inc., Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates during the term of the contract and as of September 30, 2003, the Company had receivables from Eco-Energy, Inc. amounting to 54% of the total trade receivables.

Management’s Plan Of Operations

During the 1st and 2nd quarter of 2003, the Company continued to work with Fagen, Inc. to complete construction of the plant and to achieve and maintain operation of the plant at, or above, full capacity. The Company completed construction of the plant and began operating at its name-plate capacity of 20 million gallons per year during the 2nd quarter of 2003. Management currently expects to continue operating the plant at, or above, name-plate capacity.

The Company has expended $621,042 in connection with preparing the site to meet the site specifications required by Fagen, Inc. and set forth in the Design Build Contract, including leveling and grading the site and constructing a road from the plant to Highway 20. The Company has paid $27,559,241 to Fagen, Inc. in connection with the construction of the plant and the purchase and installation of machinery and equipment. O. Wayne Mitchell sits on the Company’s Board of Directors and is an officer and employed by Fagen, Inc., which is the Company’s design-build contractor.

During the nine months ended September 30, 2003, the Company expended $117,508 for payments to third parties other than Fagen, Inc. for expenses related to the construction of the administrative building and rail spur and the purchase of the on-site power distribution transformers. The total amount expended by the Company for payments to third parties other than Fagen, Inc. since construction commenced totaled $806,594.

Operating expenses consisting of general and administrative costs for the three and nine month periods ended September 30, 2003 totaled $224,183 and $1,208,394 respectively.

The Company completed construction of the plant and began operating at name-plate capacity during the 2nd quarter of 2003. Management currently expects that it will have sufficient funds for the 2003 year from its construction loan with Stearns Bank, N.A. and its revolving line of credit with Stearns Bank, N.A. as well as income generated from operating activities. During the three months and nine months ended September 30, 2003, Husker Ag borrowed $22,181 and $9,635,746, respectively, under its construction loan with Stearns Bank, N.A. for with Husker Ag’s total borrowing under the construction loan totaling $19,827,860.

As of September 30, 2003, the Company had approximately $172,000 available under its construction loan. The amount of borrowing available under the Company’s line of credit after it is reduced by the Company’s letter of credit necessary to service the Company’s utility obligations is $672,175.

Management intends to fund its operational costs and expenditures through the calendar year 2003 through its existing construction loan from Stearns Bank (which management believes will be converted to a permanent loan in the 4th quarter of 2003), the revolving credit line established with Stearns Bank, and through revenue from operations. Management currently believes that the Company has adequate liquidity to fund its remaining construction costs and its operational costs and expenditures through calendar year 2003. Management intends to continually review and revise its operational budget based on its evaluation of the Company’s then current revenues, expenses and cash flow, market risks and possible opportunities for increasing its liquidity.

Management currently expects to be paid for its ethanol within 72 hours of shipment. The principal costs associated with the operation of the plant are employment costs, utilities, purchase of corn inventory, purchase of enzymes, chemicals and other materials necessary to operate the plant, interest on indebtedness and general and administrative expenses. Increases and decreases in the price of corn and/or the price of ethanol may have a material impact on the liquidity and profitability of the Company. Increases in the price of corn will increase costs to the Company and therefore, would reduce its liquidity and profitability. Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. Similarly, decreases in the price of corn may increase revenues to the Company and therefore, would increase the liquidity and profitability of the Company.

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

Permit Update

As of September 30, 2003, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase a thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Construction Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. Once the modified Air Quality Construction Permit is issued, management believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. The Company has twelve months once the plant becomes operational to obtain an Air Quality Operating Permit from the NDEQ and once granted, the Company expects the permit will be valid for five years.

Husker Ag Policy with respect to Announcement of Any Future Distributions

Effective September 17, 2003, the Husker Ag Board of Directors has adopted the following policy with respect to the announcement of any future distributions to be made by Husker Ag to its members, in order to provide members, and any persons considering the purchase of Husker Ag membership units, adequate prior notice of such distributions: The Company will make a public announcement of any distribution to members which has been approved by the Husker Ag Board of Directors within the 60 day period prior to the commencement of the calendar trimester in which the record date for the distribution would occur. The calendar trimester commencement dates are January 1, May 1, and September 1, and the announcement by Husker Ag would include both the future record date for the distribution and the amount per membership unit of such distribution.

As previously disclosed by Husker Ag, any distributions are payable at the discretion of the Husker Ag Board of Directors, subject to approval by Stearns Bank, N.A., the Company’s primary lender, as well as the provisions of the Nebraska Limited Liability Company Act, and the Husker Ag Operating Agreement. The Board of Directors has no obligation to distribute profits, if any, to members, and Husker Ag has not to date declared or paid any distributions on its memberships units. There can be no assurance as to the ability of Husker Ag to declare or pay distributions in the future, and the terms of any permanent debt financing entered into by Husker Ag may prohibit or significantly restrict the ability of the Company to make such distributions without prior consent of the lender.

Temporary Suspension of Variable Investment Advisers, Inc. Trading

The Nebraska Department of Banking and Finance (the “Department”) contacted Variable Investment Advisers, Inc. (“VIA”) regarding the internet based alternative trading system VIA operates for the Company. Although VIA is currently registered as a restricted broker-dealer with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”), the Department stated that it believed VIA should be registered as a full-service broker-dealer rather than a restricted broker-dealer. VIA has informed the Company that prior to the Department’s request, VIA had already submitted the necessary applications to both the SEC and the NASD seeking registration as a full-service broker-dealer. However, the Department informed VIA that until such registration is completed, the alternative trading system VIA operates for the Company must be suspended. Although the Department will permit the Company to effect the trades matched as of September 25, 2003, no further trades may be effected during the current trading trimester. The Company currently anticipates that trading on the VIA alternative trading system will recommence with the January 2004 trading trimester, or as soon thereafter as VIA has met its regulatory requirement.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC” or the “Commission”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Recent Accounting Pronouncements

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

If Husker Ag encounters defective material or workmanship from Fagen, the Company’s ability to generate revenues could be adversely impacted. Under the Design-Build Contract with Fagen, Fagen warrants that the ethanol plant will be free from defects in material or workmanship. If this warranty is breached and there are defects in material or workmanship, it may delay Husker Ag’s ability to generate revenues. If defects are discovered, it could cause the Company to halt or discontinue its operation, which could damage the Company’s ability to generate revenues and reduce the value of the membership units. Husker Ag’s recourse in the event of a breach of this warranty by Fagen is to file an action against Fagen for breach of contract or breach of warranty which will be subject to the applicable statutes of limitations under the laws of the State of Nebraska.

Husker Ag’s business is not diversified and this could reduce the value of the membership units.

Husker Ag’s success depends largely upon its ability to timely complete and profitably operate its ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to manufacture ethanol. If economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag’s business would also be significantly harmed if it’s ethanol plant could not operate at full capacity for any extended period of time.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

31	Certifications required by Rule 13a-15(e) and 15d-15(e).
32	Section 1350 Certifications.

(b)	REPORTS ON FORM 8-K

(1)	The Company filed a report on Form 8-K on September 30, 2003 reporting (a) the extension of its Construction Loan Agreement with Stearns Bank and certain changes in its agreements with Stearns Bank applicable to the Construction Loan Agreement and the terms of the permanent financing, (b) a policy on public announcement of distributions, and (c) the temporary suspension of trading on the Variable Investment Advisors, Inc. trading system.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003.	By:	/S/ GARY KUESTER
Gary Kuester, Chairman of the Board, President and Director (Principal Executive Officer)

Date: November 14, 2003.	By:	/S/ CORY A. FURSTENAU
Cory A. Furstenau, Treasurer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31	Certifications required by Rule 13a-15(e) and 15d-15(e).	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.

99	Form 8-K filed September 30, 2003.	Incorporated by reference to the Form 8-K filed September 30, 2003.