Form 10KSB
period 2003-12-31
HUSKER AG PROCESSING LLC
filed 2004-03-30
CIK 1133555

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________________to___________________

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
Membership Units ($1,000 per unit)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $34,337,034

The aggregate market value of the membership units held by non-affiliates of the Company was $14,226,113, based on the book value of the membership units as of December 31, 2003. Membership units held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2004, 15,318 shares of the Company’s membership units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HUSKER AG, LLC
INDEX TO 10-KSB FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2003

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development.

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), was organized on August 29, 2000 to construct and operate an ethanol plant to be located near Plainview, Nebraska. The Company's corporate offices are currently located in the administrative building at 54048 Highway 20, Plainview, Nebraska 68769, phone number (402) 582-4446. Husker Ag is managed by a thirteen member Board of Directors.

(b) Business of Issuer.

Husker Ag has constructed and operates a 20 million gallon per year ethanol plant located near Plainview, Nebraska. Preliminary planning for the ethanol plant project began in spring 2000. Husker Ag’s ethanol plant converts, on an annual basis, 8.5 to 9 million bushels of corn into approximately 24 million gallons of ethanol per year. The ethanol plant also produces approximately 160,000 tons annually of animal feed known as distiller grains, which may be sold as distillers dried grains with solubles, distillers modified wet grains and distillers wet grains. These are the principal co-products of the ethanol production process.

The Husker Ag ethanol plant is located on approximately 47 acres of real property 3½ miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. Husker Ag exercised the option and purchased the property on March 9, 2001 for a purchase price of $50,525. Husker Ag’s Board of Directors chose the plant site based on access to rail transportation, natural gas, and water, proximity and cost of raw material supplies, proximity to product markets and amenity to construction.

Completion of Construction of the Ethanol Plant

On November 30, 2001, Husker Ag executed its Design-Build Contract with Fagen, Inc., Granite Falls, Minnesota (“Fagen”). Under the Design-Build Contract, Fagen has been the Company’s design-builder and responsible for the construction of the 20 million gallon per year ethanol plant. The Company was responsible for construction of the administration building at the ethanol plant site; office, maintenance and power equipment required at the plant; and construction of an on-site rail spur. The Company also entered into a limited license to use the technology and information in the design and construction of the ethanol plant with ICM, Inc., a Kansas corporation.

The Company broke ground at the plant site on November 16, 2001 and submitted a notice to proceed with construction to Fagen on December 20, 2001. The Company completed construction of the plant and began operating at its name-plate capacity of 20 million gallons per year during the 2nd quarter of 2003. The plant has continued to operate at or above name-plate capacity during the remainder of 2003, and management currently expects to maintain such operational capacity during 2004.

Plant construction costs totaled approximately $27.66 million, excluding the purchase of the land, site development, construction of the administration building, and connection of a rail spur. The Design-Build Contract with Fagen included provisions for an incentive bonus to, or liquidated damages from, Fagen based on the scheduled project completion date. Based on the mutually agreed to completion date, Fagen was entitled to an incentive bonus of $356,000, and on June 5, 2003, the Company entered into a negotiable promissory note payable to Fagen in this amount in payment of the early completion incentive bonus.

The Company paid $621,042 in connection with site preparation for the plant, including leveling and grading the site and constructing a road from the plant to Highway 20. In addition, the Company paid $806,594 to third parties other than Fagen for expenses related to the construction of the administrative building, rail spur and purchase of on-site power transformers.

Description of Dry Mill Process

The Company's ethanol plant produces ethanol by processing corn. The corn is delivered, weighed and then unloaded in a receiving building. It is then transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn is transported to a hammermill or grinder where it is ground into flour and conveyed into a tank for processing. Water, heat and enzymes are added to break down the starch in the ground corn. The resulting slurry is heat sterilized and pumped to a tank where additional enzymes are added to further breakdown the starch. Next, the mash is pumped into fermenters, where other enzymes and yeast are added, to begin a batch fermentation process. A distillation process divides the alcohol from the corn beer. The alcohol, which exits the distillation process, is then further dried using a molecular sieve. The resulting 200 proof alcohol is then pumped to farm shift tanks and blended with five percent gasoline denaturant as it is pumped into storage tanks.

Stillage from the distillation process is then pumped into one of several centrifuges and water from the centrifuges is evaporated into a thick syrup. The solids that exit the centrifuge are called wet cake and may be conveyed to a dryer for drying. Syrup may be added to the wet cake as it enters the dryer, where moisture will be removed. This process produces distiller dried grains with solubles, which may be used as animal feed. The wet grain and syrup may be combined and sold as animal feed without drying or with only partial drying.

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

Husker Ag has received and expects to continue to receive benefits from economic incentives to produce ethanol. Ethanol blenders can claim a 5.4 cents per gallon of blended gasoline exemption from the federal gasoline excise tax. This federal ethanol tax subsidy, which was set to expire in 2000, has been extended through December 31, 2007. Congress is currently considering legislation which would extend the subsidy through 2010. The exemption will gradually drop to 5.1 cents in 2005. Husker Ag has also received the benefits of the federal small producer’s credit which is a 10¢ per gallon of ethanol tax credit available for ethanol produced at plants with 30 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax 10¢ per gallon on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2007. The pass-through nature of Husker Ag’s partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member.

Husker Ag has also received and anticipates continuing to receive economic benefits to produce ethanol at the state level. The State of Nebraska established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. Under current Nebraska law, no producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer can receive tax credits for more than 125 million gallons of ethanol produced over a consecutive 96 month period. The minimum production level to qualify for credits is 100,000 gallons of ethanol annually. Assuming Husker Ag continues to produce at least 15,625,000 gallons of ethanol in a year, this producer tax credit could result in payments of up to $2,812,500 to Husker Ag annually; subject to the statutory maximum limit. The production incentive is scheduled to expire June 30, 2012.

Distiller Grains.

A principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing may create three forms of distiller grains: distillers wet grains, distillers modified wet grains, and distillers dried grains. Distillers wet grains is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days). Distillers modified wet grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. The Company is currently producing almost entirely distillers modified wet grain which is sold to nearby markets. The Company could switch to dried distillers grain if there were a significant change in local demand or a material change in market conditions for the Company's current modified wet grain product.

Marketing and Distribution Methods

Ethanol. Husker Ag has retained Eco-Energy Systems to sell and market its ethanol through normal and established markets which includes local, regional and national markets. Eco Energy Systems markets and sells most of its ethanol throughout the United States, primarily by rail. The target market area for the ethanol produced at the plant includes local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Kansas, Missouri, Indiana, Colorado, Minnesota, Illinois, Wisconsin and Iowa.

The plant was designed with rail facilities and connections to the Northeast Nebraska Railway railroad system, which facilitates transporting the ethanol Husker Ag produces to its national target markets. The Company ships its ethanol by rail and by truck and determines which shipment method to utilize based on a review and analysis of the current market conditions and any applicable environmental regulatory limitations. The national target rail markets for the facility include the Pacific Northwest, the Southern and Southwest markets, and California.

Distiller Grains. The dry milling process that produces ethanol also produces distiller grains, which are primarily used as a high protein animal feed. The price of distiller grains generally varies with grain prices, so that increases in grain costs are partially offset by increases in distiller grain prices. Husker Ag is currently producing almost entirely distillers modified wet grain which is marketed and sold primarily to feedlots, cattle feeders and dairies within a 120-mile radius of the ethanol plant.

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm has sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag has paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expires on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of its Board of Directors of the Company until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy. On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company's products. Husker Ag currently expects to hire a full-time employee to undertake primary responsibility for the sale and marketing of distiller grains, and the Company has made arrangements for the marketing of distiller grains on an interim basis pending the hire of such person.

Competition

Husker Ag is in direct competition with numerous other ethanol producers, many of whom have greater resources than it does. The Company also expects that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Husker Ag’s proposed ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. Husker Ag believes it can compete favorably with other ethanol producers due to its proximity to ample corn supplies at favorable prices. Historically, prices for corn grown in Nebraska have been lower, compared to prices for corn grown in other areas of the United States.

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

The ethanol industry has grown to over 70 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing in excess of 2.3 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Williams Energy Service, New Energy Corporation and Abengoa Corporation, all of which are capable of producing more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to those of Husker Ag.

Corn Supply and Corn Prices

The Husker Ag ethanol plant needs between approximately 8.5 to 9 million bushels of corn per year or approximately 24,500 bushels per day as the feedstock for its dry milling process. The grain supply for the ethanol plant will be obtained primarily from local markets. During the five year period between 1996 to 2000, in the five county area surrounding the plant, corn production averaged 94 million bushels annually. Management believes that the corn production in the five county area has remained consistent with this average during 2003 and will continue so in 2004.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Husker Ag therefore anticipates that its profitability will be negatively impacted during periods of high grain prices.

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC ("FCStone"), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and price risk management program for corn products necessary for the operation of the plant. As of December 31, 2003, the Company had purchased 1,750,000 bushels of corn inventory through the purchase and sale of call and put options through FCStone. As of December 31, 2003, the Company had open long and short positions in option contracts. The Company had recorded these positions at fair value. As a result, the Company has unrealized gain of $211,963 for the twelve month period ending December 31, 2003 with respect to option and futures contracts relating to corn.

The Company has also retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. As part of its responsibilities, Husker Trading, Inc. will ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators and will coordinate grain deliveries between the railroad, participating elevators and producers, as well as negotiate price protection with hedging specialists.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which establishes a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Allen Sievertsen, and Board members Mike Kinney, Fredrick Knievel and Ronald Fick. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distiller grains, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

Government Regulation and Environmental Matters

The operations of Husker Ag are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks. Husker Ag believes it is currently in substantial compliance with environmental laws and regulations. Protection of the environment requires Husker Ag to incur expenditures for equipment, processes and permitting. If Husker Ag were found to have violated federal, state or local environmental regulations, the Company could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect its business.

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of December 31, 2003, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase a thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. Once the modified Air Quality Construction Permit is issued, management believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. Management currently anticipates that the Air Quality Operating Permit will be issued by the NDEQ, but will require the Company to construct hard surface roadways inside the plant with three years of commencement of plant operations, or by March 2006.

Employees

As of March 26, 2004, Husker Ag had a total of 31 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s corporate offices are located at the plant site in the administrative building at 54048 Highway 20, Plainview, Nebraska 68769, phone number (402) 582-4446. The administrative building consists of approximately 5,700 square feet. The Husker Ag ethanol plant is on 47 acres of real property located 3½ miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. The ethanol plant and plant site are subject to real estate mortgage liens granted to the Company's primarily lender, Stearns Bank, N.A. and the USDA, as described below under Management's Discussion and Analysis of Financial Condition and Plan of Operations. Husker Ag's management believes the properties and facilities of Husker Ag are adequate to support Husker Ag’s ethanol business operations.

ITEM 3.  LEGAL PROCEEDINGS

Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition results or operation or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of members during the quarterly period ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Husker Ag’s membership units. To maintain its partnership tax status, members of Husker Ag may not trade the membership units on an established securities market or readily trade the membership units on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Husker Ag to be deemed a publicly traded partnership.

Husker Ag restricted the ability of members to transfer membership units in its Operating Agreement. To help ensure that a secondary market does not develop, Husker Ag’s Operating Agreement prohibits transfers without the approval of its Board of Directors. The Board of Directors will not approve transfers unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the tax code, which include: (a) transfers by gift, (b) transfer upon death of a member, (c) transfers between family members, and (d) transfers that comply with the “qualifying matching services” requirements. Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board will be invalid.

Under the Internal Revenue Code and the related rules and regulations (the “Tax Code”), a matching service is qualified only if: (1) it consists of a computerized or printed system that lists customers' bid and/or ask prices in order to match members who want to sell with persons who want to buy, (2) matching occurs either by matching the list of interested buyers with the list of interested sellers or through a bid and ask process that allows interested buyers to bid on the listed interest, (3) the seller cannot enter into a binding agreement to sell the interest until the 15th calendar day after his interest is listed (which date must be confirmable by maintenance of contemporaneous records), (4) the closing of a sale effected through the matching service does not occur prior to the 45th calendar day after the interest is listed, (5) the matching service displays only quotes that do not commit any person to buy or sell an interest at the quoted price (non firm price quotes) or quotes that express an interest in acquiring an interest without an accompanying price (nonbinding indications of interest) and does not display quotes at which any person is committed to buy or sell a interest at the quoted price (firm quotes), (6) the seller's information is removed within 120 days of its listing and is not reentered into the system for at least 60 days after its deletion, and (7) the sum of the percentage interests transferred during the entity's tax year (excluding private transfers) cannot exceed 10% of the total interests in partnership capital or profits.

In February 2003, Husker Ag retained the services of Variable Investment Advisors, Inc. ("VIA"), a broker-dealer registered with the SEC and the National Association of Securities Dealers, Inc. (“NASD”), pursuant to a Trading Services Agreement, to administer and operate an electronically accessible alternative trading system which conforms to state and federal securities laws and also complies with the qualified matching service rules set forth in the Tax Code. VIA operates a website, http://www.agstocktrade.com that posts offers to buy and sell membership units. Users of this method of buying and selling stock do so using a username with the user’s actual identity kept confidential. Prospective sellers post the quantity of membership units being offered for sale and the minimum price per share they would accept. Prospective buyers, either existing members or new buyers, post a price per membership unit they would be willing to pay for the membership units. Membership units must be posted for a minimum of 15 days to be eligible for a sale. Once the buyer and seller have reached agreement, and the contracts have been executed, the buyer will remit all funds in full to an escrow agent. Under this system, there is a 1.5% sellers' fee charge, with a $175.00 minimum, which is deducted from the sale proceeds. Trading on the alternative trading system will be conducted on a trimester basis with all trades becoming effective on the first day of the following trimester.

In September, 2003, Husker Ag was informed by VIA that the Nebraska Department of Banking and Finance, Bureau of Securities (the "Nebraska Department") had contacted VIA regarding the Internet based alternative trading system it operates for the Company. Although VIA is currently registered as a restricted broker-dealer with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”), the Nebraska Department stated that it believed VIA should be registered as a full-service broker-dealer rather than a restricted broker-dealer. VIA informed the Company that VIA has submitted the necessary applications to both the SEC and the NASD seeking registration as a full-service broker-dealer, and that the NASD granted VIA’s application to operate the alternative trading system in the form of a qualified matching service to facilitate the posting and matching of membership units. The communication provided by the NASD to VIA indicates that once VIA executes the required NASD paperwork, the NASD will issue final written notification of membership approval, at which time VIA’s business operations for the alternative trading system may commence.

However, VIA has not yet received approval from the Nebraska Department. Therefore, until VIA receives formal written notification of approval from the NASD and the Nebraska Department completes its review and grants VIA the right to recommence its operations, the alternative trading system VIA operates for the Company remains suspended. The Company currently anticipates that trading on the VIA alternative trading system will recommence as soon as the Nebraska Department determines that VIA has complied with Nebraska Department requirements. The Company will post a notice on its website informing members when VIA has received all necessary regulatory approvals and that the Company’s alternative trading system is operational again. Although VIA has indicated to Husker Ag that it believes it can meet the Nebraska Department requirements in the 2nd quarter 2004, there is no assurance that it will do so. The Company has suspended payments to VIA during the suspension period, and is reviewing other alternatives available to it.

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

On December 23, 2003, the Husker Ag Board of Directors declared a distribution of $150.00 per membership unit to members of record as of January 5, 2004 for a total distribution of $2,297,700 based on 15,318 membership units issued and outstanding. The Company paid the distribution on February 2, 2004. The Company’s lender, Stearns Bank, N.A., approved this distribution as required under the Company’s loan agreements with the Bank.

Any distributions are payable at the discretion of the Husker Ag Board of Directors, subject to the provisions of the Nebraska Limited Liability Company Act, and the Husker Ag Operating Agreement. The Board of Directors has no obligation to distribute profits, if any, to members, and there can be no assurance as to the ability of Husker Ag to declare or pay distributions in the future. In addition, the terms of the permanent debt financing agreements entered into by Husker Ag with Stearns Bank, N.A. prohibit the Company from making such distributions without prior consent of the lender.

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

The Company commenced operations of its ethanol plant in March 2003, and thus the most recent fiscal year ended December 31, 2003, represents that first year that the Company has reported revenue and income from its ethanol plant operations. During all of fiscal year ended December 31, 2002, and through the commencement of operations in March 2003, the Company was involved in the construction of the ethanol plant and related facilities, and was not operational. As a result, any comparisons between fiscal year 2002 and fiscal year 2003, should be reviewed with these important distinctions in mind.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 the Company had current assets of $12,980,096, including cash and cash equivalents of $9,006,601 and the Company had total assets of $42,281,721. The Company’s cash generated interest or other income of $21,024 for the twelve months ended December 31, 2003. As of December 31, 2003, the Company had current liabilities totaling $6,055,499 consisting of accounts payable, accrued expenses, current maturities of long-term debt, construction loan payable, negative positions in option contracts, and a distribution payable of $2,297,700. As of December 31, 2003, the Company's ratio of current assets to current liabilities was 2.14 to one, including the distribution payable to members in current liabilities. The Company's current assets includes $1,080,035 in trade accounts receivable as of December 31, 2003, compared to none as of December 31, 2002. While the Company did not charge interest on overdue accounts in 2003, the amount of overdue accounts was not material, and further, sales are suspended by the Company until the account is paid.

As of December 31, 2003, the Company had total member’s equity of $18,544,419, or $1,210.63 per unit, compared to total member's equity of $12,847,245, or $838.70 per unit, as of December 31, 2002.

On October 3, 2002, the Company made its first draw against its construction loan and borrowed $2,169,386. From October 3, 2002 through December 31, 2003, the Company had borrowed a total of $19,827,860 from Stearns Bank, N.A. under its construction loan. The Company’s primary source of liquidity during the construction phases of the plant was borrowing under its construction loan and its revolving line of credit with Stearns Bank, N.A. The Company's primary source of liquidity since completion of construction and commencement of operations has been cash generated from operating activities, including sales of ethanol and distiller grains, and regulatory incentive payments, and the Company's line of credit with Stearns Bank, N.A. While the Company used the Bank line of credit from time to time during 2003, there was no outstanding indebtedness on the line of credit as of December 31, 2003, and the Company has not used the line of credit to date in fiscal year 2004.

Cash Flow From Operating Activities. The operating activities of Husker Ag for the twelve months ended December 31, 2003, generated $6,686,889 of net cash flow, which included energy production credits from state and federal programs, as discussed below. The net cash from operating activities includes net income from operations of $7,996,143 for year 2003, depreciation and amortization expense of $1,818,561, and an unrealized gain on option and futures contracts of $896,088. The net cash generated from operating activities also included an increase in accounts receivable of $2,120,719, and in accounts payable and accrued expenses of $1,092,173.

Cash Flow from Investing Activities. Net cash used for investing activities for the twelve months ended December 31, 2003 totaled a negative $7,115,167, which was primarily used for the construction and development of the ethanol plant and the plant site ($6,801,224) and the purchase of property and equipment ($313,943).

Cash Flow from Financing Activities. Cash provided by financing activities for the twelve months ended December 31, 2003 totaled $9,128,559, consisting primarily of borrowings of $9,635,745 on the Company's construction loan from Stearns Bank, and used to complete construction of the plant in the first quarter of 2003, and repayment of $494,717 made in the 3rd and 4th quarters 2003 on the same construction loan.

Stearns Bank, N.A. (the "Bank") is the Company's primary and senior lender. The Company financed the construction of its ethanol plant through the Bank under a Construction Loan Agreement for up to $20,000,000 of debt financing for the purpose of constructing the Husker Ag ethanol plant. The construction loan was originally for an 18-month period, ending June 19, 2003, but was extended through agreements with the Bank to January 31, 2004. The Bank's construction loan was secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, all personal property and general intangibles. The Company's total borrowing under the construction loan totaled $19,827,860.

Interest accrued on the construction loan at a floating rate of 1.25% over the Wall Street Journal Prime Rate, adjusting daily (the WSJ Prime Rate was 4.0% as of December 31, 2003, with a resultant interest rate of 5.25%). The construction loan agreement, as extended, also included a 3% prepayment penalty, and additional covenants stating (i) that the Company could not make distributions without prior lender approval and issuance of the USDA loan note guarantee, (ii) requiring the Company to maintain a minimum 40% balance sheet tangible net worth, and (iii) requiring the Company to maintain a debt service coverage ratio of at least 1.2x after distributions.

On December 23, 2003, the Bank and Company entered into a new Change in Terms Agreement (the "December Change in Terms Agreement"). The December Change in Terms Agreement extended the maturity date of the construction loan from December 31, 2003 until January 31, 2004. The December Change in Terms Agreement required a principal and interest payment of $285,774.29 on December 31, 2003, leaving a principal balance of $19,333,143 on the construction loan.

On January 20, 2004, the Company converted its construction loan into permanent financing. As part of the conversion, Husker Ag made a principal payment in the amount of $152,643, and entered into three terms loans, as follows:

(1) Loan A: $8,837,300 principal amount, a 70% USDA Guaranty loan, amortized over 7 years, 3 months.

(2) Loan B: $8,837,300 principal amount, conventional loan, amortized over 7 years, 3 months.

(3) Loan C: $1,505, 900 principal amount, conventional loan, amortized over 48 months.

The interest rate on the above loans is Wall Street Journal Prime Rate plus 1.25%, adjusted quarterly. In connection with the conversion of the construction loan into permanent financing, the Company also paid a conversion fee of $116,227, and a 2% USDA fee of $123,722. Loans A and B are collateralized on a pari passu basis with the USDA, with a first real estate mortgage on the ethanol plant real estate, and a first security interest on accounts receivable, inventory, equipment, fixtures, personal property and general intangibles. Loan C is collateralized by a second position on the same collateral. Loans A and B are subject to prepayment premiums of 5% of principal balance in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five. The permanent loan agreement with the Bank includes a covenant requiring lender approval prior to the Company making any distributions to members. Additional loan covenants include the requirement of a minimum of 40% tangible balance sheet equity to be maintained by the Company, a total debt to tangible net worth ratio of not more than 2.5, a ratio of current assets to current liabilities of not less than 1.5x, and the maintenance of working capital of not less than $2.5 million.

   The promissory notes representing the three term loans described above each include a provision that the notes are due on demand, but if no demand is made, in accordance with the amortization payments schedules described below. However, the Bank has provided the Company with a written waiver of the demand provision under the notes effective through December 31, 2004.

The following describes the future annual long-term debt payments required under the Company's notes with the Bank:

(1) Loan A ($8,837,300 principal amount) is payable in monthly installments of $122,668, with a maturity date of April 2011.

(2) Loan B ($8,837,300 principal amount) is payable in monthly installments of $122,668, with a maturity date of April 2011.

(3) Loan C ($1,505,900 principal amount) is payable in monthly installments of $34,901, with a maturity date of January 2008.

The future annual maturities of all long-term debt of Husker Ag by fiscal year are as follows:

2004: $2,180,757
2005: 2,558,687
2006: 3,051,952
2007: 2,840,585
2008: 2,603,039
2009 and thereafter: $6,627,540

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

MANAGEMENT’S PLAN OF OPERATIONS

Results of Operations

   On March 4, 2003, Husker Ag commenced the production process for the ethanol plant and began grinding corn. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. was entitled to an early completion bonus of $8,000 per day, for every day that substantial completion was attained in advance of April 26, 2003, and Husker Ag was entitled to liquidated damages of $8,000 per day, for each day that substantial completion extended beyond June 12, 2003. Based on an agreed upon substantial completion date of March 13½, 2003, Fagen was entitled to an early completion bonus of $356,000. On June 5, 2003, Husker Ag entered into an unsecured promissory note in the amount of $356,000 for the early completion bonus pursuant to which Husker Ag agreed to pay such amount in installments approved by Husker Ag’s senior lender prior to June 5, 2006. The promissory note to Fagen accrues interest at the same rate charged by the senior lender of Husker Ag as such rate may change from time to time. On each anniversary of the promissory note, any unpaid accrued interest converts to principal and begins to accrue interest thereafter as principal.

The Company completed construction of the plant and began operating at full capacity during the 2nd quarter of 2003. Accordingly, the Company does not have comparable income, production and sales data for the year ended December 31, 2002.

Net income for Husker Ag for the twelve months ended December 31, 2003 was $7,996,143, consisting of income from operations of $8,682,766, $16,354 of other income and $21,024 of interest income offset by $724,001 of interest expense. Net income for the twelve month period ended December 31, 2004 includes a $159,238 gain on options, which includes the net gain on options closed during 2003, and the unrealized gain on option positions as of December 31, 2003.

Net sales for the twelve months ended December 31, 2003 were $34,337,034 and consisted of $22,160,427 and $4,807,870 in sales of distiller grains. Net sales also includes $7,368,737 of energy production credits, which includes ethanol producer credits from the State of Nebraska totaling $2,812,500 and $4,556,237 of ethanol producer credit receivables from the federal government. Husker Ag was in the construction phase and thus had no sales of ethanol, distiller grains and corn syrup during the twelve month period ended December 31, 2002.

The net sales in ethanol and distillers grain in 2003 are for less than an entire year, as the plant first became operational in March 2003. Based on the 2003 net sales figures, the sale of ethanol comprised 64.5% of the Company's total sales revenue, distiller grains sales comprised 14.0%, and state and federal energy production credits were 21.5% of total net sales. If energy production credits are excluded, ethanol sales represents 82.2% and distiller grain sales represents 17.8% of the total revenue of the Company from the sales of its products.

The ethanol producer credit receivables from the federal government include incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program in the year ended December 31, 2003. This Bioenergy Program has been extended through the federal fiscal year of 2007. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. The maximum amount any one producer may receive annually under the program is $7.5 million. Funding for the program is limited to $150 million per year, with a proration factor used if estimated payments to all eligible producers for the fiscal year exceed the available funding. Husker Ag has filed agreements to be eligible for payments under this program and have submitted the required quarterly application for payment. Husker Ag anticipates it will receive less incentive revenue under the Bioenergy Program in the next program year because these incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year. Therefore, the Company will receive lower payments under this program in the future because the increase in production as compared to prior years will almost certainly be smaller than for our first full year of production. Management of the Company currently anticipates approximately $1.5 million in such incentive payments for fiscal year 2004, subject to the funding and related issues discussed below.

In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit.

These two programs may not have sufficient funds to cover the allocations to eligible producers in future years. We are currently unable to predict whether there may be a funding shortfall and what the effect on our allocation might be. In addition, although the federal government has extended the Bioenergy Program an additional five years, it is currently scheduled to expire September 30, 2007.

Husker Ag currently has Eco-Energy, Inc. engaged to market and sell its ethanol. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract with FCStone, LLC and Eco-Energy, Inc. pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The initial term of the agreement is one year from the date Husker Ag plant began ethanol production and automatically renews for an additional one year term unless Husker Ag gives notice of non-renewal in writing at least four months prior to the end of the initial term. Currently the Contract has been renewed until September, 2004, and unless the Company gives notice of non-renewal prior to May 1, 2004, the Contract will renew for an additional one-year term.

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm has sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag has paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expires on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of its Board of Directors of the Company until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy. On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company's products. Husker Ag currently expects to hire a full-time employee to undertake primary responsibility for the sale and marketing of distiller grains, and the Company has made arrangements for the marketing of distiller grains on an interim basis pending the hire of such person.

For the twelve months ended December 31, 2003, Husker Ag had $21,024 of interest income. Interest income consists of income earned on cash on hand and short-term investments pending use of the funds for operations. For the twelve months ended December 31, 2002, Husker Ag had $118,350 of interest and other income, primarily from the short-term investment of cash from the Company's public offering pending use of such funds in the construction of the plant.

The net income for the twelve months ended December 31, 2003 reflects tax credits related to the state and federal energy production credit programs of approximately $2,812,500 of ethanol producer credits earned from the State of Nebraska and $4,556,237 of ethanol producer credits earned from the federal government, totaling $7,368,737. The Company's net income for the year ended December 31, 2003 was $7,996,143; thus, without the state and federal tax credits included in net sales, the Company's net income would have been $627,406. While the Company believes that the State of Nebraska ethanol producer credits of $2,812,500 should continue in 2004, the amount of federal ethanol producer credits earned is expected to decline substantially in 2004 to approximately $1.5 million.

Husker Ag’s cost of sales, which includes production expenses, for the twelve month period ended December 31, 2003 was $24,715,318. During 2003 Husker Ag incurred selling, general and administrative expense of $1,098,188 and recorded interest expense of $724,001 on its construction loan with Stearns Bank, N.A. The selling, general and administrative expenses during the twelve month period ended December 31, 2003 increased $403,012 compared to the same period ended December 31, 2002. This increase is a result of the Company’s commencement of operations and the retention of additional production and operational personnel.

Husker Ag began operating at name-plate capacity of 20 million gallons per year during the 2nd quarter of 2003 and expects to continue operating the plant at, or above, name-plate capacity. Husker Ag expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

In addition, the Company has received a revolving line of credit from Stearns Bank, N.A. in the amount of $1,000,000. The term of the revolving credit line currently extends through March 2005. Advances made to Husker Ag under the credit line will accrue interest at a variable rate equal to 0.5% over the prime rate as published by the Wall Street Journal with a minimum interest rate of 6.45%.

The amount of borrowing available under the Company’s line of credit is reduced by the Company’s letter of credit with Stearns Bank in the amount of $326,060 to be used to service the Company’s utility obligations. As a result, the Company currently has $673,940 available for advances for operations under its revolving line of credit. The Company does not currently anticipate using the Stearns Bank line of credit.

Plan of Operations for the Next Twelve Months

Husker Ag's sole business is the operation of the ethanol plant, and management's focus during the coming year will continue to be on the efficient maintenance and operation of the plant, and the maximum production of ethanol and distillers grains on an economical basis. While certain aspects of the Company's profitability are dependent on factors external to the Company's operations (such as the price of corn and ethanol), management will focus on increasing plant and employee efficiency, maintaining a cost efficient operation, and decreasing through hedging positions volatility and market risk for the Company's corn input prices and ethanol product output prices.

The Company is currently paid for its ethanol within three business days of shipment, while payment for distillers grains is made on a twice monthly billing cycle (on the first and 16th of each month). The principal costs associated with the operation of the plant are employment costs, utilities, purchase of corn inventory, purchase of enzymes, chemicals and other materials necessary to operate the plant, interest on indebtedness and general and administrative expenses. Increases and decreases in the price of corn and/or the price of ethanol may have a material impact on the liquidity and profitability of the Company. Increases in the price of corn will increase costs to the Company and therefore, would reduce its liquidity and profitability. Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. Similarly, decreases in the price of corn may increase revenues to the Company and therefore, would increase the liquidity and profitability of the Company.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company’s control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant. The Company currently does not meet the requirements for cash flow hedging under FASB 133.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect Husker Ag’s profitability and viability. The price for ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices may also lead to lower prices for ethanol and adversely affect the Company’s operating results.

Changes in the cost of utilities may also have a material impact on the liquidity and profitability of the Company. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on the Company’s business. If Husker Ag were to suffer interruptions in its energy supply, either during construction or after the Company begins operating the ethanol plant, its business would be harmed. In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm Husker Ag’s business by increasing its energy costs. Currently, the price of natural gas has increased significantly, increasing the cost to the Company to produce ethanol. The Company also needs to purchase significant amounts of electricity to operate the plant. The prices which Husker Ag is required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

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

In addition to general market fluctuations and economic conditions, Husker Ag could experience significant cost increases associated with the on-going operation of the plant caused by a variety of factors, many of which are beyond the Company’s control. Labor costs can increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate the ethanol plant. Changes in price, operation and availability of truck and rail transportation may affect the Company’s profitability with respect to the transportation of ethanol and other products to its customers. In addition, the operation of the ethanol plant is subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost Husker Ag significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the ethanol plant, including the possibility of required additional permits and licenses. Husker Ag might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. Husker Ag will be subject to all of those regulations whether or not the operation of the ethanol plant is profitable.

Employees

As of March 26, 2004, Husker Ag had 31 employees to manage and operate the ethanol plant. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

Books and Records
Husker Ag currently relies on its internal staff for the maintenance of its books and records. Husker Ag has employed an internal accountant, who is primarily responsible for the maintenance of its accounting books and records. Such person is assisted by full time office administrative personnel, all of whom are responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records.

RISK FACTORS

Husker Ag’s business is not diversified and this could reduce the value of the membership units.

Husker Ag’s success depends largely upon its ability to timely complete and profitably operate its ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to manufacture ethanol and distiller grains. If economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag’s business would also be significantly harmed if it’s ethanol plant could not operate at full capacity for any extended period of time.

Husker Ag is operating in an intensely competitive industry and competing with larger, better financed entities which could impact its ability to operate profitably.

There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger ethanol plants, from plants that can produce a wider range of products than it can, and from other plants similar to its proposed ethanol plant. Husker Ag’s ethanol plant is in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midlands and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag currently expects to produce. In addition, there are several Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to Husker Ag.

Husker Ag's ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than Husker Ag has to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

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

Husker Ag purchases corn from local producers but Husker Ag does not currently have any definitive agreements with any corn producers or grain elevators to provide corn to its ethanol plant. The Company also attempts to reduce the risks related to corn price volatility through the futures and option markets.

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

The ethanol industry and Husker Ag’s business depend on continuation of the federal ethanol credit. This credit has supported a market for ethanol that might disappear without the credit. The federal subsidies and tax incentives are scheduled to expire September 30, 2007, although legislation is being considered to extend the incentives until 2010. These subsidies and tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and Husker Ag cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on Husker Ag’s business by making it more costly or difficult for it to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, Husker Ag believes that a decreased demand for ethanol will result.

Nebraska state producer incentives may be unavailable or could be modified which could reduce Husker Ag’s revenues.

In 2001, LB 536 became law and established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the new law.

In 2003 and 2004, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, have come under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not in subsequent legislative sessions enact new legislation which would revise LB 536, or otherwise adversely impact ethanol plants, such as Husker Ag's plant, which are to benefit from LB 536.

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

On February 6, 2004, the Nebraska Attorney General issued an opinion concerning certain proposed legislation (LB 479, as amended by AM0852) before the Nebraska Unicameral, in which the Attorney General concluded that because LB 479 alters the definition of a "new ethanol production facility" eligible for ethanol tax credits under the Nebraska Ethanol Development Act (the "Act"), and attempts to retroactively change vested rights of producers that have entered into agreements with the State of Nebraska, it "likely created an unconstitutional impairment of contracts" between the State of Nebraska and producers that have been executed under existing law. The opinion further states that "[T]he statute authorizing execution of these agreements specifically binds the State to provide such [ethanol tax] credits under the law in effect at the time of execution of the agreements. "

Husker Ag has entered into an Ethanol Production Credit Agreement with the State of Nebraska (the "EPC Agreement") for the provision of ethanol tax credits as provided by the statutory provisions of the Act in effect on the date of the EPC Agreement (September 5, 2001). Under the EPC Agreement, Husker Ag is to be paid tax credits equal to 18¢ per gallon of ethanol, up to 15,625,000 gallons of ethanol produced in one year (up to $2,812,500 annually), and subject to a maximum payment of tax credits based on production of 125 million gallons over a consecutive 96 month period. In the opinion of Husker Ag, the Attorney General opinion provides support for Husker Ag's position that it is important that the State of Nebraska continue to meet its obligations in accordance with the terms of the EPC Agreement. The text of the entire Attorney General Opinion (Opinion 04005, dated February 6, 2004) is available on-line at the Nebraska Attorney General website, www.ago.state.ne.us.

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

The Company’s failure to comply or the need to respond to threatened actions involving environmental laws and regulations may adversely affect its business, operating results or financial condition. As an operational company, Husker Ag has developed procedures for the proper handling, storage, and transportation of finished products and materials used in the production process and for the disposal of waste products. In addition, state or local requirements may also restrict the Company’s production and distribution operations. Husker Ag could incur significant costs to comply with applicable laws and regulations as production and distribution activity increases. Protection of the environment will require Husker Ag to incur expenditures for equipment or processes.

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

ITEM 7.  FINANCIAL STATEMENTS

Husker Ag, LLC
Accountants’ Report and Financial Statements
December 31, 2003 and 2002

Husker Ag, LLC
December 31, 2003 and 2002

Contents

18

Independent Accountants’ Report

Board of Directors
Husker Ag, LLC
Plainview, Nebraska

We have audited the accompanying balance sheets of Husker Ag, LLC as of December 31, 2003 and 2002, and the related statements of operations, members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                       /s/ BKD, LLP
Lincoln, Nebraska
January 30, 2004

Husker Ag, LLC
Balance Sheets
December 31, 2003 and 2002
Assets
	2003	2002

Current Assets
Cash and cash equivalents	$9,006,601	$306,320
Accounts receivable
Trade	1,080,035	-
Incentives	1,040,684	-
Inventories	892,208	-
Margin account cash	435,202	321,950
Option and futures contracts	306,700	158,050
Prepaid expenses	218,666	21,845

Total current assets	12,980,096	808,165

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	29,993,299	-
Other equipment	362,733	345,626
Office building	215,673	200,518
Vehicles	22,200	17,200
Construction in progress	-	23,650,254

	30,678,223	24,297,916

Less accumulated depreciation	1,788,302	7,895

	28,889,921	24,290,021

Other Assets
Debt origination costs, net of accumulated amortization; 2003 - $33,382, 2002 - $0	411,704	445,086
Option contracts	-	173,350
Other	-	4,772

	411,704	623,208

	$42,281,721	$25,721,394

Liabilities and Members’ Equity
Current Liabilities
Accounts payable
Trade	$1,160,990	$298,618
Retainage on construction in progress	-	1,345,000
Construction loan payable	152,643	10,192,115
Current maturities of long-term debt	2,180,757	-
Option and futures contracts	94,737	563,575
Accrued expenses	168,672	21,991
Distributions payable	2,297,700	-

Total current liabilities	6,055,499	12,421,299

Long-term Debt	17,681,803	-

Option Contracts	-	452,850

Members’ Equity - 15,318 units	18,544,419	12,847,245

	$42,281,721	$25,721,394

See Notes to Financial Statements
20

Husker Ag, LLC
Statements of Operations
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net Sales
Ethanol sales	$22,160,427	$-	$-
Distillers grain sales	4,807,870	-	-
Energy production credits	7,368,737	-	-

	34,337,034	-	-

Cost of Sales	24,715,318	-	-

Gain (Loss) on Options	159,238	(972,175)	-

Gross Profit (Loss)	9,780,954	(972,175)	-

Selling, General and Administrative Expenses	1,098,188	695,176	256,319

Income (Loss) from Operations	8,682,766	(1,667,351)	(256,319)

Other Income (Expense)
Other income	16,354	5,623	19,522
Grant	-	-	75,000
Interest expense	(724,001)	-	-
Interest income	21,024	118,350	41,053

	(686,623)	123,973	135,575

Net Income (Loss)	$7,996,143	$(1,543,378)	$(120,744)

Basic and Diluted Earnings (Loss) Per Membership Unit	$522.01	$(100.76)	$(36.83)

Weighted Average Units Outstanding	15,318	15,318	3,278

See Notes to Financial Statements
21

Husker Ag, LLC
Statements of Members’ Equity (Deficit)
Years Ended December 31, 2003, 2002 and 2001

			Accumulated	Members’
	Membership Units		Earnings	Equity
	Number	Amount	(Deficit)	(Deficit)

Balance, January 1, 2001	18	$2,250	$(19,795)	$(17,545)

Member contributions from private offering, net of offering costs of $38,274	834	378,726	-	378,726

Member contributions from public offering, net of offering costs of $285,814	14,402	14,116,186	-	14,116,186

Director options exercised	64	34,000	-	34,000

Net loss	-	-	(120,744)	(120,744)

Balance, December 31, 2001	15,318	14,531,162	(140,539)	14,390,623

Net loss	-	-	(1,543,378)	(1,543,378)

Balance, December 31, 2002	15,318	14,531,162	(1,683,917)	12,847,245

Distributions paid for state taxes of out-of-state members	-	-	(1,269)	(1,269)

Distributions declared, $150 per membership unit	-	-	(2,297,700)	(2,297,700)

Net income	-	-	7,996,143	7,996,143

Balance, December 31, 2003	15,318	$14,531,162	$4,013,257	$18,544,419

See Notes to Financial Statements
22

Husker Ag, LLC
Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Operating Activities
Net income (loss)	$7,996,143	$(1,543,378)	$(120,744)
Items not requiring (providing) cash
Noncash compensation	-	-	18,000
Depreciation and amortization expense	1,818,561	6,820	1,149
Unrealized loss (gain) on option and futures contracts	(896,988)	972,175	-
Changes in
Accounts receivable	(2,120,719)	-	-
Inventories	(892,208)	-	-
Margin account cash	(113,252)	(321,950)	-
Option contracts	-	(287,150)	-
Prepaid expenses	(196,821)	(21,845)	-
Interest receivable	-	194	(194)
Other assets	-	(4,920)	-
Accounts payable and accrued expenses	1,092,173	120,741	(9,581)

Net cash provided by (used in) operating activities	6,686,889	(1,079,313)	(111,370)

Investing Activities
Purchases of property and equipment	(7,115,167)	(22,489,954)	(274,241)

Net cash used in investing activities	(7,115,167)	(22,489,954)	(274,241)

Financing Activities
Gross proceeds from issuance of membership units	-	-	14,835,000
Offering costs paid	-	(39,694)	(284,394)
Advances on construction loan	9,635,745	10,192,115	-
Payments on construction loan	(494,717)	-	-
Payments on long-term debt	(11,200)	-	-
Receipt (payment) of debt origination costs	-	240,000	(685,086)
Distributions paid for state taxes of out-of-state members	(1,269)	-	-

Net cash provided by financing activities	9,128,559	10,392,421	13,865,520

Increase (Decrease) in Cash and Cash Equivalents	8,700,281	(13,176,846)	13,479,909

Cash and Cash Equivalents, Beginning of Period	306,320	13,483,166	3,257

Cash and Cash Equivalents, End of Period	$9,006,601	$306,320	$13,483,166

See Notes to Financial Statements
23

Husker Ag, LLC
Statements of Cash Flows - Continued
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Supplemental Cash Flows Information

Net increase (decrease) in accounts payable incurred for offering costs	$-	$(39,694)	$12,053

Net increase (decrease) in accounts payable incurred for site development and construction in progress	$(1,428,120)	$1,477,117	$51,003

Long-term debt incurred for plant buildings and equipment	$693,260	$-	$-

Interest paid (net of amount capitalized)	$724,001	$-	$-

Distributions payable	$2,297,700	$-	$-

Construction loan payable refinanced to long-term debt	$19,180,500	$-	$-

See Notes to Financial Statements
24

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 24 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 61% of trade accounts receivable as of December 31, 2003. Substantially all ethanol sales were made to one broker.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted primarily of money market accounts.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at December 31, 2003 and 2002, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required by the bank to maintain certain cash reserves for future debt refinancing costs. Reserve requirements totaled $240,000 at December 31, 2003.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of December 31, 2003, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Interest is not charged on overdue accounts. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Note 1:Nature of Operations and Summary of Significant Accounting Policies - Continued

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials and finished goods are determined using average cost and the first-in, first-out (FIFO) method, respectively. At December 31, 2003, inventories were comprised of the following:

Raw materials, enzymes and additives	$400,338
Work-in-progress	167,370
Finished goods	324,500

$892,208

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which range from 3 to 30 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using the straight-line method.
The Company capitalized interest costs as a component of construction in progress, based on the weighted-average rates paid for short-term borrowing. Total interest incurred each year was:

	2003	2002

Interest costs capitalized	$117,551	$49,924
Interest costs charged to expense	724,001	-

Total interest incurred	$841,552	$49,924

There were no interest costs for the year ended December 31, 2001.

Deferred Offering Costs

During 2001, the Company incurred certain costs directly related to efforts to raise equity financing. These costs were netted against the proceeds received as a result of the offerings. Total offering costs netted against member contribution proceeds amounted to $324,088 during 2001.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

Debt Origination Costs

During 2001, the Company paid $685,086 related to loan origination costs, other fees and a United States Department of Agriculture (USDA) guarantee application fee related to the construction loan agreement described in Note 6. The USDA fee, in the amount of $240,000, was refunded to the Company in 2002. Such costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs amounted to $411,704 and $445,086 at December 31, 2003 and 2002, respectively. Amortization expense for the year ended December 31, 2003 was $33,382.

As part of the debt refinancing in January, 2004 (see Note 6), the Company was required to pay additional loan origination costs and other fees, including a new USDA guarantee fee, totaling $240,000. These additional costs will also be deferred and amortized beginning in 2004 over approximately seven years using the straight-line method.

Income Taxes

The Company, as a limited liability Company, is treated as a partnership for federal and state income tax purposes and does not incur income taxes. Under this type of organization, the Company’s income and losses pass through to the members based on their respective percentage of membership interest, and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements.

Differences between the financial statement bases and tax bases of assets and liabilities amount to approximately $8,033,000 of net deferred income and $1,735,000 of deferred deductions at December 31, 2003 and 2002, respectively. These relate to capitalization and future amortization of start up costs for tax purposes, differences between the recorded amounts of financial statement and tax depreciation and unrealized gains or losses on hedging contracts.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon transfer to rail cars or when the customer picks up the goods.

The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has produced the ethanol and completed all the requirements of the applicable incentive program.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

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

Commencement of Operations

At December 31, 2002, the Company was primarily involved in organizational activities and construction of the plant. Accordingly, at December 31, 2002, the Company was considered to be in the development stage and the financial statements presented were those of a development stage enterprise. The total deficit accumulated during the development stage amounted to $1,683,917. The ethanol plant commenced operations during the quarter ended March 31, 2003.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Members’ Equity

During January 2001, the Company completed a private offering of 834 membership units to accredited investors for $500 per unit. Upon completion of the private offering, each director was also granted an option to purchase up to eight units for $250 per unit until the option expired February 15, 2001. The Company recognized $18,000 of compensation expense related to the granting of these options. The directors acquired 64 units upon exercise of the options. In total, the Company sold 898 units and realized net proceeds of $394,726, net of offering costs of $38,274.

The Company used the net proceeds of the private offering in part to pay for costs associated with obtaining debt financing of $20,000,000, as described in Note 6, and a public equity offering. The purpose of these capital-raising activities was to raise sufficient capital to build the ethanol plant and commence operations. In connection with the public offering, which was completed on December 1, 2001, the Company sold 14,402 membership units and realized net proceeds of $14,116,186, net of offering costs of $285,814.

In December, 2003, the Company's Board of Directors declared a cash distribution of $150 per membership unit to all members of record as of January 5, 2004, payable in February, 2004. A distributions payable in the amount of $2,297,700 was recorded by the Company as of December 31, 2003 by a charge to members' equity.

There are significant transfer restrictions on transferability of membership units. The Company’s Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Company Act and regulations of the Internal Revenue Service (IRS) significantly restricts the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company’s Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations.
The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a “publicly traded partnership.” Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Commitments and Related Parties

On August 29, 2002, the Company entered into a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 35 million therms of natural gas at a fixed price over a five-year initial term. The agreement is renewable at the end of the initial term for an additional five-year period.

In November 2002, the Company entered into a marketing agreement with an officer and director of the Company to sell and market the Company’s distiller grains and corn syrup. Under the terms of the agreement, the Company pays a commission to the officer based on total gross sales contracted for and collected. The marketing agreement expires on March 31, 2004.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Note 4: Commitments and Related Parties - Continued

In November 2002, the Company entered into an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The agreement commenced in March 2003 upon production and has a one-year term.

At December 31, 2003, the Company had entered into agreements to purchase 1,311,416 bushels of corn at an average price of $2.22 per bushel to be delivered between January 2004 and July 2004. Twenty-three contracts totaling 218,858 bushels are with related parties.

Design-Build Agreement

On November 30, 2001 the Company entered into a definitive design-build agreement with a general contractor for the design and construction of the ethanol plant. Plant construction costs totaled approximately $27,660,000 excluding land, site development, construction of the administration building, connection of a rail spur, and capitalized interest costs. The general contractor is a member of the Company. At January 30, 2004, the general contractor was in the process of transferring its ownership interest to a related party of the general contractor.

The design-build contract included provisions for an incentive bonus to, or liquidated damages from, the general contractor based on the scheduled project completion date. Based on the completion date, as defined in the design build contract, an incentive bonus totaling $356,000 is due the general contractor. On June 5, 2003, the Company entered into a negotiable promissory note with the contractor for payment of the incentive bonus (See Note 6).

Long-term Debt

On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provides for, among other things, establishing an 18-month construction loan that matured June 19, 2003. The construction loan was extended to January 31, 2004. The loan was converted into three term notes on January 20, 2004, as discussed below. Interest accrued at a floating rate of Wall Street Journal Prime plus 1.25% (5.25% at December 31, 2003, adjusted daily). At December 31, 2003 and 2002, there was $19,333,143 and $10,192,115, respectively, in outstanding borrowings under this agreement. The outstanding borrowings at December 31, 2003 are classified between current and long-term liabilities on the accompanying balance sheet based on the terms of the refinancing described below.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Note 6: Long-term Debt - Continued

On January 20, 2004 the Company converted its construction loan into permanent financing. As part of the conversion, the Company made a principal payment in the amount of $152,643 and entered into three term loans. Subject to any payment changes resulting from changes in the interest rate charged, these term notes are due on demand. If no demand is made, the notes are payable as described below. Stearns Bank has waived the demand provision on the three term notes through December 2004. The term loans are also subject to certain restrictive covenants which among other things require prior lender approval of distributions and the maintenance of minimum levels of tangible net worth, debt to tangible net worth, current ratio, and working capital.

The amounts and terms of the permanent financing and other term debt as of December 31, 2003 are as follows:

Note payable to Stearns Bank due in monthly installments of $122,668 beginning February 2004. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.25% at January 20, 2004, adjusted quarterly). The note matures April 2011 and is collateralized by substantially all assets of the Company, a first deed of trust on real property and a 70% USDA guarantee.	$8,837,300

Note payable to Stearns Bank due in monthly installments of $122,668 beginning February 2004. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.25% at January 20, 2004, adjusted quarterly). The note matures April 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	8,837,300

Note payable to Stearns Bank due in monthly installments of $34,901 beginning February 2004. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.25% at January 20, 2004, adjusted quarterly). The note matures January 2008 and is collateralized by substantially all assets of the Company.	1,505,900

Note payable to Fagen Inc. (ethanol plant general contractor) due no later than September 2006. The note bears interest at a rate commensurate with the rate charged on the aforementioned term loans with unpaid accrued interest added to the principal annually. The note is without collateral.	356,000

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Note 6: Long-term Debt - Continued

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit that expired December 20, 2003. The Company is in process of obtaining a new letter of credit.	$326,060

19,862,560

Less current maturities	2,180,757

$17,681,803

The Company has a line of credit, with maximum borrowing of $1,000,000 reduced by any outstanding letters of credit (see above), expiring March 31, 2004. At December 31, 2003, there were no borrowings against the line. The line is collateralized by a revised security agreement dated January 20, 2004. Interest will accrue at a variable interest rate of prime plus 0.50% and is payable monthly.

Future annual maturities (based on the refinancing described above) of long-term debt as of December 31, 2003 are as follows:

Year Ending December 31,	Amount

2004	$2,180,757
2005	2,558,687
2006	3,051,952
2007	2,840,585
2008	2,603,039
Thereafter	6,627,540

$19,862,560

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the December 31, 2003 and 2002 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the option or futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

Currently, futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment and option contracts have been deemed ineffective. As a result, changes in market value of futures and options contracts are recorded on the income statement in cost of sales and gains/loss on options, respectively.

Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements are as approximately as follows:

	2003	2002	2001

Balance Sheets
Accounts receivable	$142,000	$-	$-
Accounts payable	161,000	-	-
Statements of Operations
Corn purchases	5,232,691	-	-
Distillers grain sales	1,307,223	-	-
Commissions on distillers grain sales	60,714	-	-

Husker Ag, LLC
Notes to Financial Statements
December 31, 2003, 2002 and 2001

Disclosure Regarding Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts may not necessarily represent the underlying fair value of the Company. The Company’s financial instruments are comprised of cash, commodity margin accounts, accounts receivable, accounts payable, options and futures contracts and long-term debt. The fair values of such financial instruments approximates the amounts recorded in the Company’s financial statements due primarily to their short-term nature or variable interest rate terms.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued several new accounting pronouncements that became effective for the fiscal year ended December 31, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares.
The implementation of these pronouncements has not had and is not expected to have a significant effect on the financial statements.

Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under this program for the year ended December 31, 2003 totaled approximately $2,812,500.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of and for the year ended December 31, 2003 accounts receivable and credits earned related to this program totaled approximately $1,041,000 and $4,556,000, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increase utilization of corn, the majority of the revenue generated under this program will be realized within the first 12 months of operations.

Credits earned under the aforementioned state and federal energy production programs are included in net sales in the accompanying statement of operations for 2003.

As of December 31, 2003, total credits available under the federal energy production credit program will depend on the amount of funding provided for all participants in the program, which is estimated to range from $100 million to $150 million. Credits claimed by eligible participants are projected to exceed the amount of credits available. As a result, federal energy production credits recorded were based on the amount of credits estimated to be allocated to the Company. Actual credits received may differ from amounts recorded by a material amount.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 8, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as its independent accountants. The Company’s Board of Directors recommended and approved the change in independent accountants. Grant Thornton audited the Company’s financial statements for the period from inception (February 24, 2000) to December 31, 2000. Grant Thornton's report for the period ended December 31, 2000 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Husker Ag filed a current report on Form 8-K on January 15, 2002 reporting the change in its independent accountants. On January 8, 2002, the Company also selected BKD, LLP as its independent accountants to audit its financial statements for the fiscal year ending December 31, 2001.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-KSB (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls: During the fourth fiscal quarter ended December 31, 2003, there have not been any significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The executive officers and directors of Husker Ag and their respective ages and positions as of the date of this report are as follows:

NAME	AGE	POSITION	DIRECTOR TERM EXPIRES
Gary Kuester	58	Class III Director, Chairman and President	2004
Scott Carpenter	41	Class III Director, Vice Chairman and Vice President	2004
Fredrick J. Knievel	62	Class III Director, Secretary	2004
Cory A. Furstenau	26	Class III Director, Treasurer	2004
O. Kelly Hodson	49	Class I Director	2005
Stanley Gyberg	59	Class II Director	2006
Mike Kinney	46	Class II Director	2006
J. Alex Thramer	75	Class II Director	2006
James Hall	58	Class I Director	2005
Ronald Fick	49	Class I Director	2005
David Kolsrud	55	Class II Director	2006
O. Wayne Mitchell	48	Class I Director	2005

There is currently one vacancy for a Class I director, created by the resignation of director Jack Frahm on February 17, 2004.

Gary Kuester is the owner of Kuester Hay, a company that buys and sells alfalfa and grass hay located near Stanton, Nebraska. Kuester Hay has been in business for 22 years. Mr. Kuester has been involved in ethanol production for many years through a small ethanol production facility located on his family farm and has been licensed to produce ethanol since 1992. He is presently enlarging his farm facility to two million gallons annual production. Mr. Kuester is Chairman and President of Husker Ag, and has been a director since 2000.

Scott J. Carpenter is vice president and co-owner of Carpenter Farms, Inc., which is a family farm corporation in existence since 1991 located near Creighton, Nebraska. Mr. Carpenter has been involved in farming for over 20 years, and is engaged in the production of corn, soybeans, hay and cattle. Mr. Carpenter has been a member of the Creighton Volunteer Fire Department for over 16 years and is currently holding the office of President. He is also chairman of the Zoning Board of Adjustments for the City of Creighton and has been a member of the board since it was formed in 2000. Mr. Carpenter is Vice Chairman of Husker Ag, and was a director from 2000 through June 2002, and from November 2002 to present.

Fredrick J. Knievel is the President and co-owner of Knievel Farms, Inc. which is a farming operation located near Clearwater, Nebraska and engaged in the production of corn, soybeans, hay and cattle. Mr. Knievel has been a director since 2000.

Cory A. Furstenau has been self-employed as a farmer since May 1998. Prior to May 1998, Mr. Furstenau attended Northeast Community College in Norfolk, Nebraska where he received a major in Agribusiness/Farm Ranch Management. Mr. Furstenau and his parents are partners in a partnership which operates their family farm located near Tilden, Nebraska. They raise corn, soybeans and alfalfa. They also operate a cow calf operation. Mr. Furstenau has been a director since 2000.

J. Alex Thramer is self-employed in the irrigation sales and services industry by Thramer Irrigation located near Ewing, Nebraska which has been in operation for over 30 years. Mr. Thramer has been a director since 2000.

Mike Kinney has been employed by Kinney, Inc., which is a family farm corporation located near Elgin, Nebraska since 1974. He is currently serving as Vice President of Kinney, Inc. Mr. Kinney is also a partner in Kinney Bros., a farming operation. Mr. Kinney has been a director since 2000.

O. Kelly Hodson has been President and manager of West-Hodson Lumber Company, Inc. since 1980, a retail building material sales and construction company located in Osmond, Nebraska. Mr. Hodson has been President of the Creighton, Nebraska branch of West-Hodson Lumber Company, Inc since 1999. He has also been a partner in West-Hodson Lumber Company, a partnership located in Crofton, Nebraska, since 1995. Mr. Hodson has been a director since 2000.

David Kolsrud is the General manager and a member of CORN-er Stone Farmers Cooperative, which was formed in 1995 and served as Chairman until 2000. Mr. Kolsrud also continues to work as a self-employed farmer, an occupation he has had since 1973. He also serves as Chairman of the Valley Springs Farmers Cooperative, a farm supply co-op in Valley Springs, South Dakota. He has served on that Valley Springs Board for 16 years and has served as Chairman for the past 13 years. Mr. Kolsrud formerly served as the Chairman of the Minnesota Coalition for Ethanol. He also served on the Board of Governors of AGRI-Energy, LLC ( a 12 million gallon a year ethanol plant in Luverne, Minnesota). He has served on the AGRI-Energy Board since 1997 and served as its Vice President until 1999. Mr. Kolsrud has been a director since 2002.

Ronald Fick is self-employed and has had a corn and soybean grain farming operation (Harvest Farms) since 1973. He is also co-owner of a gravel and rock extraction business. Mr. Fick's operations are located just to the southwest of Luverne, Minnesota. Mr. Fick has been a director since 2002.

James Hall, of Sioux Falls, South Dakota, is currently a director of CORN-er Stone Farmers Coop. Mr. Hall has been a farmer for thirty-eight years in Southeast South Dakota. Mr. Hall is also currently President of the Lincoln County Farm Bureau and the Lincoln County Soybean Association. Mr. Hall has been a director since 2001.

O. Wayne Mitchell, of Wilmar, Minnesota, is currently the Vice President, Technology and Business Development for Fagen, Inc. and has worked for Fagen since June 2000. Prior to joining Fagen, he served as Process Team Leader from May 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and development. From March 1998 to June 2000, Mr. Mitchell was President and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry. Solid Rock Consulting is currently inactive. From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer. From January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc., where he performed detailed process design and start-up of dry grind ethanol plants. From August 1991 to January 1993, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries. Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell also serves on the Board of Directors of Golden Triangle Energy, LLC, an ethanol plant in Craig, Nebraska, Badger State Ethanol, LLC, an ethanol plant in Monroe, Wisconsin, Big River Resources, LLC, an ethanol plant in West Burlington, Iowa, KAAPA Ethanol, LLC, an ethanol plant in Minden, Nebraska. He also serves on the Board of Governors of AGRI-Energy, LLC, an ethanol plant in Luverne, Minnesota. Mr. Mitchell has been a director since 2001.

Stanley Gyberg is a self-employed farmer and has been actively engaged in farming for 37 years and currently operates an 800 acre farm with a corn and soybean rotation. In addition to farming, Mr. Gyberg has been involved in the cattle feeding industry. Mr. Gyberg currently serves as a member of the Board of Directors of CORN-er Stone Farmers Coop., and as an alternate to the Board of Governors of AGRI-Energy, LLC, a 12 million gallon a year ethanol plant in Luverne, Minnesota. He has served as an alternate on the AGRI-Energy Board since 2002. Since 1980, Mr. Gyberg has served as the Clerk of the Kanaranzi Township. Mr. Gyberg is also currently the Chairman of the Southwest Minnesota Farmers Co-op. Elevator, a full service grain, agronomy and feed cooperative with sales between $30-40 million per year. The Southwest Minnesota Farmers Co-op. Elevator is located in Luverne, Minnesota and has over 500 members. Mr. Gyberg has served as a member of the Board of the Southwest Minnesota Farmers Co-op. Elevator for 12 years and has served as the Chairman for the past 9 years. Mr. Gyberg has been married to his wife Irene for 38 years and they have 3 grown children. Mr. Gyberg has been a director since 2003.

Husker Ag’s Board of Directors consists of thirteen members. On February 17, 2004, director Jack Frahm resigned from the Board of Directors, which position remains vacant as of the date of this 10-KSB Report.

All officers have been elected to serve until the next succeeding annual meeting and until their successors have been elected and qualified.

Allen H. Sievertsen, age 55, has been General Manager of the plant since August 10, 2001. Prior to joining Husker Ag, Mr. Sievertsen work from June 2000 through August 2001 as a supervisor for Eaton Corp., from November 1999 through June 2000, as a site manager for Bruckner Supply, and from May 1996 through November 1999, as a supervisor for Eaton Corp. On August 10, 2001, the Company entered in a contract labor agreement with Mr. Sievertsen for $7,500 per month plus reimbursement of expenses. On March 1, 2002, the Company converted Mr. Sievertsen’s position to a salaried position on substantially the same terms as set forth in the contract labor agreement; and in connection with such conversion, mutually agreed to terminate the contract labor agreement.

Doug Reisdorfer, age 31, has been Plant Manager for Husker Ag since October, 2002. Prior to coming to Husker Ag, Mr. Reisdorfer was a plant operator from November 2000 through September 2002 for AGRI-Energy, LLC at the plant located in Luverne, Minnesota. From November 1994 through November 2000, Mr. Reisdorfer served as a helicopter crew chief in the U.S. Army.

Seth Harder, age 25, has been production manager for Husker Ag since November 2002. Prior to working at Husker Ag, Mr. Harder managed a small ethanol plant for Kuester Ag, LLC, which is owned by Gary Kuester, Chairman of Husker Ag, since December 2001.

Teresa Reisdorfer, age 29, was hired as Husker Ag's plant accountant in April 2003. Prior to her work for Husker Ag, Ms. Reisdorfer worked as an accountant for Mouw's Feed & Grain, from May 2001 through November 2002. Ms. Reisdorfer is the wife of Doug Reisdorfer.

On January 8, 2002, Husker Ag adopted an Audit Committee Charter in compliance with Securities and Exchange Commission rules and established an audit committee. The Audit Committee currently consists of O. Kelly Hodson, who is the Chairman, Cory Furstenau, and Scott Carpenter. Gary Kuester resigned from the Audit Committee effective February 18, 2004. There are no Audit Committee financial experts on the Husker Ag Board and Audit Committee. There are a limited number of persons meeting the SEC requirements for an Audit Committee financial expert located in the Northeastern Nebraska communities in which the Company transacts business, or among investors in Husker Ag, who comprise the likely base for persons serving on the Husker Ag Board. The Nominating Committee of Husker Ag will consider whether any nominees may have such expertise in reviewing and recommending candidates for the Board of Directors.

Husker Ag has established a Personnel Committee which is responsible for compensation consisting of Stanley Gyberg, Cory Furstenau, Gary Kuester, Scott Carpenter, and Wayne Mitchell. Allen Sievertsen serves as advisory members of the compensation/benefits committee. Husker Ag also has established a Nominating Committee consisting of Jim Hall, Wayne Mitchell, David Kolsrud and Alex Thramer.

Section 16(a) Beneficial Ownership Reporting Compliance

   Based solely upon a review of the copies of the Section 16(a) reports furnished to the Company, or written representations that no reports were required, the Company believes that during fiscal year 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% members were complied with.

Code of Ethics

The Company's Chief Executive Officer, Chief Financial Officer and principal accounting officer or other persons performing similar functions, including the General Manager, are required to comply with the Company's Code of Ethics, adopted by the Company Board of Directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure that the Company's business is conducted in a consistently legal and ethical manner. Concerns or complaints regarding ethical issues are treated on a confidential basis. The full-text of the Company's Code of Ethics is filed as Exhibit 99.1 to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	All Other Compensation[3]

Gary Kuester[1], Chairman of the Board and President	2003	$0	$0[3]
	2002	$0	$0[3]
	2001	$0	$0[3]
Scott Carpenter[2], Vice Chairman of the Board and Vice President	2003	$0	$0[3]
	2002	$0	$0[3]
	2001	$0	$0[3]
Allen H. Sievertsen, General Manager	2003	$101,000	$0
	2002	$90,000	$0
	2001	$31,875	$0

1 Gary Kuester was elected Chairman of the Board and President on March 24, 2003 when O. Kelly Hodson resigned. Mr. Hodson served as Chairman of the Board and President from June 24, 2002 through March 24, 2003 and during such period, Mr. Hodson did not receive any salary or compensation for his services other than directors’ meeting fees. Prior to Mr. Hodson, Gary Kuester served as Chairman of the Board and President for the preceding two years and Mr. Kuester did not receive any salary or other compensation for his services other than directors’ meeting fees.

2 Scott Carpenter was elected Vice Chairman of the Board and Vice President on March 24, 2003 when Gary Kuester was elected Chairman and President. Prior to Mr. Carpenter, Gary Kuester served as Vice Chairman of the Board and Vice President since June 24, 2002 and Mr. Kuester did not receive any salary or other compensation for his services other than directors’ meeting fees. Prior to Mr. Kuester, J. Alex Thramer served as Vice Chairman of the Board and Vice President for the preceding two years and Mr. Thramer did not receive any salary or other compensation for his services other than directors’ meeting fees.

3 Husker Ag paid each individual directors’ meeting fees in accordance with its directors meeting fee policy described below.

Gary Kuester is currently serving as Husker Ag’s President and Scott Carpenter is currently serving as its Vice President and neither has received any salary or other compensation from the Company with respect to such officer positions. Mr. Carpenter is not under any written contract to provide services to Husker Ag. Husker Ag reimburses its officers for expenses incurred relating to services rendered on its behalf, but such officers are not compensated for their service as officers.

On February 17, 2004, the Husker Ag Board of Directors approved, in accordance with the Company's Affiliated Transactions Policy, the payment of $2,250 per month to Gary Kuester in consideration of his acting on behalf of the Company as a political liaison. The current arrangement is scheduled through the end of the 2004 Nebraska Unicameral legislative session, which is scheduled to end April 15, 2004.

Husker Ag offers its employees health insurance and other employee benefits. The Company also matches employee contributions to a Simple IRA plan, up to 3% of the employee's compensation.

In December 2001, Husker Ag adopted a policy pursuant to which the Company pays each director $100 per meeting as compensation for services and $.35/mile for mileage. In December 2003, the Company revised the Board compensation policy, to provide that commencing January 1, 2004, directors will be paid $200 per meeting, if the director is present for the meeting through adjournment, otherwise the meeting fee remains at $100 per meeting. The Company also pays each director $50 per committee meeting.

Husker Ag does not have any compensatory security option plan for its executive officers and directors. None of the directors or officers of Husker Ag have any options, warrants or other similar rights to purchase securities of Husker Ag.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of membership units of Husker Ag as of March 26, 2004 by (1) each member known by Husker Ag to be the beneficial owner of more than 5% of its outstanding membership units and (2) each director of Husker Ag and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, management believes that the members listed below have sole investment and voting power regarding their membership units, except that co-trustees share investment and voting power (* = less than 1%).

Name and Address of Beneficial Owner of Class	Units Beneficially Owned	Percentage
O. Kelly Hodson	120[1]	*
807 Hill Street, P.O. Box 40
Osmond, NE 68765

J. Alex Thramer	50[2]	*
Box 278
Ewing, NE 68735

Fredrick J. Knievel	65[3]	*
RR 1, Box 196
Clearwater, NE 68726

Cory A. Furstenau	24	*
RR 2, Box 131
Tilden, NE 68781

Mike Kinney.	110[4]	*
Rt.2, Box 131
Elgin, NE 68636

Scott J. Carpenter	25	*
1306 Chase Ave.
Creighton, NE 68729

Gary Kuester	2	*
56723 835 Road
Stanton, NE 68779

1 Includes 5 membership units held by Mr. Hodson with his son as joint tenants with respect to which Mr. Hodson may be regarded as having shared voting and dispositive power and also includes 35 membership units held by SENO Partnership f/b/o the Orville Kelly Hodson IRA. Does not include 35 membership units held by SENO Partnership f/b/o the Luella T. Hodson IRA, Mr. Hodson’s wife for which Mr. Hodson disclaims beneficial ownership.

2 Includes 25 membership units held by him and his wife as joint tenants with respect to which Mr. Thramer may be regarded as having shared voting and dispositive power.

3 Includes 25 membership units held by him and his wife as joint tenants with respect to which Mr. Knievel may be regarded as having shared voting and dispositive power and also includes 10 membership units held by Mr. Knievel in a partnership with his brother with respect to which Mr. Knievel has shared voting and dispositive power.

David Kolsrud	36.9[5]	2.4%
RR 1 Box 58
Beaver Creek, MN 56116

Ronald Fick	610[6]	3.98%
RR 2 Box 92
Luverne, MN 56156

James Hall	2,120[7]	13.83%
26941 480th Ave.
Sioux Falls, SD 57108

O. Wayne Mitchell	-0-	-0-
2001 Country Club Drive NE
Wilmar, MN 56201

Stanley A. Gyberg	66[8]	*
RR 2 Box 188
Luverne, MN 56156

Milton Bay, LLC 108 Miller Circle Granite Falls, MN 56241	940	6.14%

CORN-er Stone Farmers Coop 502 S. Walnut P.O. Box 871 Luverne, MN 56156	1,500	9.79%

The Better Energy Company 109 South Main Sioux Falls, SD 57105	3,060	19.98%

Allen H. Sievertsen 54945 868 Road Wausa, NE 68768	6[9]	*

All executive officers and directors as a group (13 persons)	3,567	23.3%

4 Includes 10 membership units held by him and his wife as joint tenants with respect to which Mr. Kinney may be regarded as having shared voting and dispositive power and also includes 100 membership units held by Kinney, Inc. for which Mr. Kinney has shared voting and dispositive power.
5 This amount also includes 30 membership units held indirectly by Mr. Kolsrud as a partner of the Wallnut Street Investors Partnership and 239 membership units held indirectly by him as a member of The Better Energy Company, LLC. This amount does not include membership units of CORN-er Stone Farmers coop, of which Mr. Kolsrud is a member.
6 This amount also includes 510 membership units held indirectly by him as a member of The Better Energy Company, LLC.
7 This amount includes 510 membership units held indirectly by him as a member of The Better Energy Company, LLC. This amount also includes 1,500 membership units of CORN-er Stone Farmers Coop, of which Mr. Hall is a director, with respect to Mr. Hall may be regarded as having sole voting and dispositive power.
8 This amount does not include the 3,060 membership units owned by The Better Energy Company, LLC of which Mr. Gyberg owns 5.62%, nor any membership units of CORN-er Stone Farmers Coop, of which Mr. Gyberg is a director and Mr. Gyberg disclaims beneficial ownership of such membership units.
9 Includes 6 membership units held by him and his wife as joint tenants with respect to which Mr. Sievertsen may be regarded as having shared voting and dispositive power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of interest may arise in the future as a result of the relationships between and among its members, officers, directors and their affiliates, although its officers and directors have fiduciary duties to Husker Ag. Husker Ag does not have a committee of independent directors or members or an otherwise disinterested body to consider transactions or arrangements that result from conflicts of interest. The Company’s Operating Agreement permits Husker Ag to enter into agreements with directors, officers, members and their affiliates, provided that any such transactions are on terms no more favorable to the directors, officers, members (or their affiliates) than generally afforded to non-affiliated parties in a similar transaction.

The Company has adopted an Affiliated Transactions Policy, which provides as follows concerning transactions with affiliated persons or entities:

All material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties, and that all material affiliated transactions and loans, or any forgiveness of loans must:

(a) must be approved by a majority of the Company’s independent directors who do not have an interest in the transaction(s); or

(b) must be approved by the affirmative vote of members holding a majority of the outstanding membership interests, excluding the membership interests of members having an interest in the transaction(s); or

(c) be established to have been fair to the Company when the transaction is judged according to the circumstances at the time of the commitment.

Notwithstanding anything in the Affiliated Transaction Policy to the contrary, all sales of corn and other feedstock by directors, officers, members or other affiliated parties to the Company, and all purchases of ethanol, distillers’ grains and other co-products by directors, officers, members or other affiliated parties from the Company, shall not require any of the approvals described above, provided, the purchase or sale price is equal to the then current market price and the transaction is on terms no less favorable than those that can be obtained from unaffiliated third parties.

On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company's products.

   On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm has sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag has paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expires on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of its Board of Directors of the Company until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy.

   On February 17, 2004, the Husker Ag Board of Directors approved the payment of $2,250 per month to Gary Kuester in consideration of his acting on behalf of the Company as a political liaison. The current arrangement is scheduled through the end of the 2004 Nebraska Unicameral legislative session, which is scheduled to end April 15, 2004.

   O. Wayne Mitchell is an officer and employed by Fagen, Inc., which is the Company’s design-build contractor. See Business of the Issuer, Item 1(b), Part I above, for a description of the Company's design-build contract with Fagen, Inc.

   Except as set out in the Affiliated Transactions Policy regarding the sale of corn and purchases of ethanol and distillers grains, and except for the transactions described above, as of March 26, 2004, Husker Ag had not entered into any such agreements with any of its directors, officers, members or their affiliates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

3.1	Articles of Organization. The Company’s Articles of Organization, as amended, are incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

3.2	Operating Agreement. The Second Amended and Restated Operating Agreement of the Company, dated as of February 17, 2004, and including Amendment Nos. 1 through 9, is filed herewith.

10	Material contracts.

10.1.1	Letter of Intent by and among Fagen Inc., ICM, Inc. and Husker Ag, LLC dated May 1, 2001, incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.1.2	Amendment dated July 16, 2001 to the Letter of Intent by and among Fagen Inc., ICM, Inc. and Husker Ag, LLC dated January 29, 2001, incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.2	Agreement with the Nebraska Department of Agriculture incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.3	Warranty Deed incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.4	Financing Proposal with Stearns Bank, N.A. dated July 17, 2001 incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.5	Contract Labor Agreement with Allen Sievertsen incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.6	Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001, incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.7	Loan Commitment Agreement with Stearns Bank dated November 30, 2001, incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.8	Commercial Security Agreement dated December 19, 2001, incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.9	Promissory Note dated December 19, 2001, incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.10	Commercial Security Agreement dated December 19, 2001, incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.11	Construction Deed of Trust dated December 19, 2001, incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.12	Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc., incorporated by reference to the Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.13	Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company, incorporated by reference to the Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.14	Trading Service Agreement dated February 17, 2003 between the Company and Variable Investment Advisers, Inc. incorporated by reference to the Form 10-KSB for the period ended December 31, 2002, filed on March 31, 2003.

10.15	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57748) is filed herewith.

10.16	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57749) is filed herewith.

10.17	Promissory Note, dated January 20, 2004 to Stearns Bank, National Association (Loan No. 57750) is filed herewith.

10.18	Business Loan Agreement, dated January 20, 2004 with Stearns Bank, National Association, is filed herewith.

16	Letter on change in certifying accountant. The letter Grant Thornton LLP furnished to the Securities & Exchange Commission regarding the disclosure made by the Company in connection with the dismissal of Grant Thornton LLP as its independent accountants and the selection of BKD, LLP is incorporated by reference to the Current Form 8-K filed on January 15, 2002.

23.	Consent of experts and counsel. None required.

24.	Power of attorney. None required.

31.1	Certifications required by Rule 13a-15(e) and 15d-15(e)

32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act

99.	Additional Exhibits.

99.1	Husker Ag Code of Ethics for Principal Executive and Senior Financial Officers is filed herewith.

(b) Form 8-Ks filed during the period ended December 31, 2003.

(1) The Company filed a current report on Form 8-K on December 4, 2003 including a November 26, 2003 letter provided to members.

(2) The Company filed a current report on Form 8-K on December 29, 2003, reporting on an extension of the Company's construction loan with Stearns Bank, and announcement of a membership distribution.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

BKD, LLP, the Company's independent certified public accounts for the three year period ended December 31, 2003, performed various audit, audit-related and tax and tax-related services for Husker Ag as indicated below.

Audit Fees. Fees for audit services totaled $41,650 in 2003 and $33,423 in 2002. Fees for audit services include fees associated with the annual audit and reviews of the Company's quarterly reports on Form 10-QSB.

Audit-Related Fees. Fees for audit-related services, principally including accounting consultation, total $25,245 for 2003. There were no audit-related services for 2002.

Tax Fees. Fees for tax services, including $12,000 for tax preparation, and $45,918 for tax compliance, advice, and planning (which included $27,295 for a cost segregation study), totaled $57,918 in 2003 and $13,545 in 2002.

In addition, the Company reimbursed BKD, LLP for expenses totaling $5,672 for 2003 and $4,385 for 2002.

All Other Fees. The Company paid no other fees in 2003 or 2002 to BKD, LLP.

Pre-Approval Policies and Procedures. In accordance with Section 10(A)(i) of the Securities and Exchange Act of 1934, our audit committee approves the engagement of our independent accountants to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of our auditors. All of the fees of BKD, LLP reflected above were approved by our audit committee.

Report of the Audit Committee of the Board of Directors
March 26, 2004

To the Board of Directors of Husker Ag, LLC:

We have reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2003.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants and Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and have discussed with the independent accountants their independence.

Based on the reviewed and discussions referred to above, we recommend to the Board of Directors that the audited financial statements referred to above be included in the Husker Ag, LLC Annual Report on Form-10KSB for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Husker Ag, LLC Board of Directors:

O. Kelly Hodson, Chairman
Cory Furstenau
Scott Carpenter

SIGNATURES

   In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUSKER AG, LLC

By: /s/ Gary Kuester	By: /s/ Cory A. Furstenau
Gary Kuester, Chairman of the Board, President	Cory A. Furstenau, Treasurer and Director
Date: March 26, 2004	Date: March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity

/s/ Gary Kuester Gary Kuester	Chairman of the Board, President, Director

Date: March 26, 2004

/s/ Scott J. Carpenter Scott J. Carpenter	Vice Chairman, Vice President, Director

Date: March 26, 2004

/s/ Cory A. Furstenau Cory A. Furstenau	Treasurer and Director

Date: March 26, 2004

/s/ Teresa Reisdorfer Teresa Reisdorfer	Principal Accounting Officer

Date: March 26, 2004

/s/ Fredrick J. Knievel Fredrick J. Knievel	Secretary and Director

Date: March 26, 2004

/s/ O. Kelly Hodson O. Kelly Hodson	Director

Date: March 26, 2004

/s/ J. Alex Thramer J. Alex Thramer	Director

Date: March 26, 2004

Stanley Gyberg	Director

Date: March __, 2004

/s/ Mike Kinney Mike Kinney	Director

Date: March 29, 2004

/s/ James Hall James Hall	Director

Date: March 26, 2004

/s/ David Kolsrud	Director
David Kolsrud

Date: March __, 2004

Director
Ronald Fick

Date: March __, 2004

/s/ O. Wayne Mitchell	Director
O. Wayne Mitchell

Date: March 29, 2004

52

Exhibit No.	Description	Method of Filing

3.1	Articles of Organization	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

3.2	Operating Agreement	The Second Amended and Restated Operating Agreement of the Company, dated as of February 17, 2004, and including Amendment Nos. 1 through 9, is filed herewith.

10.1.1	Letter of Intent by and among Fagen Inc., ICM, Inc. and Husker Ag, LLC dated May 1, 2001	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.1.2	Amendment dated July 16, 2001 to the Letter of Intent by and among Fagen Inc., ICM, Inc. and Husker Ag, LLC dated January 29, 2001	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.2	Agreement with the Nebraska Department of Agriculture	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.3	Warranty Deed	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.4	Financing Proposal with Stearns Bank, N.A. dated July 17, 2001	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.5	Contract Labor Agreement with Allen Sievertsen	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.6	Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.7	Loan Commitment Agreement with Stearns Bank dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.8	Construction Loan Agreement with Stearns Bank dated December 19, 2001.	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.9	Promissory Note dated December 19, 2001.	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.10	Commercial Security Agreement dated December 19, 2001.	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.11	Construction Deed of Trust dated December 19, 2001.	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.12	Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.13	Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company.	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.14	Trading Service Agreement dated February 17, 2003 between the Company and Variable Investment Advisors, Inc.	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2002, filed on March 31, 2003.

10.15	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57748)	Filed herewith.

10.16	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57749)	Filed herewith.

10.17	Promissory Note, dated January 20, 2004 to Stearns Bank, National Association (Loan No. 57750)	Filed herewith.

10.18	Business Loan Agreement, dated January 20, 2004 with Stearns Bank, National Association	Filed herewith.

16
The letter Grant Thornton LLP furnished to the Securities & Exchange Commission regarding the disclosure made by the Company in connection with the dismissal of Grant Thornton LLP as its independent accountants and the selection of BKD, LLP.
Incorporated by reference to the Form 8-K filed on January 15, 2002.

99.1	Husker Ag, LLC Code of Ethics for Principal Executive and Senior Financial Officers	Filed herewith.

31.1	Certifications required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act	Filed herewith.

