Form 10QSB
period 2004-03-31
HUSKER AG  LLC
filed 2004-05-17
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004; or

|_|    Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

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

      Yes |X|    No |_|

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Membership Units	15,318 Membership Units

HUSKER AG, LLC
INDEX TO 10-QSB FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2004

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC

Accountants’ Report and Financial Statements

March 31, 2004 and 2003

Husker Ag, LLC
March 31, 2004 and 2003

Independent Accountants’ Report

Board of Directors
Husker Ag, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC as of March 31, 2004, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of income, members’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ BKD, LLP

Lincoln, Nebraska
April 30, 2004

Husker Ag, LLC
Condensed Balance Sheets
March 31, 2004 and December 31, 2003

Assets
	March 31, 2004	December 31, 2003

	(Unaudited)
Current Assets
Cash and cash equivalents	$11,460,808	$9,006,601
Accounts receivable
Trade	928,745	1,080,035
Incentives	1,932,942	1,040,684
Inventories	960,687	892,208
Margin account	95,575	435,202
Option and futures contracts	1,658,838	306,700
Prepaid expenses	223,159	218,666

Total current assets	17,260,754	12,980,096

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,168,258	29,993,299
Other equipment	366,603	362,733
Office building	215,673	215,673
Vehicles	22,200	22,200

	30,857,052	30,678,223
Less accumulated depreciation	2,326,366	1,788,302

	28,530,686	28,889,921

Other Assets
Debt origination costs, net of accumulated amortization;
March 31, 2004 - $54,017, December 31, 2003 - $33,382	651,562	411,704

	$46,443,002	$42,281,721

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$1,227,808	$1,160,990
Construction loan payable	—	152,643
Current maturities of long-term debt	2,452,400	2,180,757
Margin account	270,227	—
Option and futures contracts	95,659	94,737
Accrued expenses	267,597	168,672
Distributions payable	—	2,297,700

Total current liabilities	4,313,691	6,055,499

Long-term Debt	17,017,591	17,681,803

Members’ Equity- 15,318 units	25,111,720	18,544,419

	$46,443,002	$42,281,721

See Notes to Condensed Financial Statements and
Accountants’ Review Report for March 31, 2004

Husker Ag, LLC
Condensed Statements of Income
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net Sales
Ethanol sales	$8,755,381	$875,076
Distillers grain sales	1,809,145	227,403
Energy production credits	2,748,773	200,147

	13,313,299	1,302,626
Cost of Sales	(8,458,800)	(850,721)
Gain on Option and Futures Contracts	2,366,363	180,894

Gross Profit	7,220,862	632,799
Selling, General and Administrative Expenses	403,777	483,959

Operating Income	6,817,085	148,840

Other Income (Expense)
Interest income	22,298	446
Interest expense	(272,298)	(27,468)
Other	216	—

	(249,784)	(27,022)

Net Income	$6,567,301	$121,818

Basic and Diluted Earnings Per Membership Unit	$428.73	$7.95

Weighted Average Units Outstanding	15,318	15,318

See Notes to Condensed Financial Statements and
Accountants’ Review Report for March 31, 2004

Husker Ag, LLC
Condensed Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Operating Activities
Net income	$6,567,301	$121,818
Items not requiring (providing) cash
Depreciation and amortization expense	558,700	169,992
Unrealized gain on option and futures contracts	(1,351,216)	(180,894)
Changes in
Accounts receivable	(740,968)	(742,324)
Inventories	(68,479)	(1,021,702)
Margin account	609,854	(183,375)
Option and futures contracts	—	(98,625)
Prepaid expenses	(4,493)	(55,551)
Accounts payable and accrued expenses	165,743	1,945,150

Net cash provided by (used in) operating activities	5,736,442	(45,511)

Investing Activities
Purchases of property and equipment	(178,829)	(5,567,352)

Net cash used in investing activities	(178,829)	(5,567,352)

Financing Activities
Advances on construction loan	—	5,605,803
Payments on long-term debt	(545,212)	—
Payment of debt origination costs	(260,494)	—
Distributions paid	(2,297,700)	—

Net cash provided by (used in) financing activities	(3,103,406)	5,605,803

Increase (Decrease) in Cash and Cash Equivalents	2,454,207	(7,060)
Cash and Cash Equivalents, Beginning of Period	9,006,601	306,320

Cash and Cash Equivalents, End of Period	$11,460,808	$299,260

Supplemental Cash Flows Information
Net decrease in accounts payable incurred for site
development and construction in progress	$—	$397,074
Interest paid	$231,172	$—

See Notes to Condensed Financial Statements and
Accountants’ Review Report for March 31, 2004

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 1: Summary of Significant Accounting Policies and Basis of Presentation

   Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-KSB Annual Report for 2003 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

   Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2004, cash equivalents consisted primarily of money market accounts and an amount held in escrow for real estate taxes due in 2004.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at March 31, 2004, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 1: Summary of Significant Accounting Policies and Basis of Presentation - Continued

   Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of March 31, 2004, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Interest is not charged on overdue accounts. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

At March 31, 2004 the Company had receivables from one customer amounting to 43% of total trade receivables.

   Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials and finished goods are determined using average cost and the first-in, first-out (FIFO) method, respectively. At March 31, 2004, inventories were comprised of the following:

Raw materials, enzymes and additives	$513,719
Work-in-progress	167,370
Finished goods	279,598

$960,687

   Debt Origination Costs

As part of a debt refinancing in January, 2004, the Company was required to pay loan origination costs and other fees, including a USDA guarantee fee, totaling $260,494. Such costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs and amortization expense amounted to $651,562 and $25,180, respectively, as of and for the period ended March 31, 2004.

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 1: Summary of Significant Accounting Policies and Basis of Presentation - Continued

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

   Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment or when the customer picks up the goods.

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

Note 2: Commencement of Operations

In March 2003 the production process for the Company’s ethanol plant commenced. The construction contract required a testing period to confirm that the plant was consistently producing at capacity and had achieved substantial completion. The plant met all such requirements and became fully operational by the end of March 2003.

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 3: Commitments and Related Parties

On August 29, 2002, the Company entered into a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 35 million therms of natural gas at a fixed price over a five-year initial term. The agreement is renewable at the end of the initial term for an additional five-year period.

In November 2002, the Company entered into a marketing agreement with an officer of the Company to sell and market the Company’s distiller grains and corn syrup. Under the terms of the agreement, the Company will pay a commission to the officer based on total gross sales contracted for and collected. The marketing agreement expired on March 31, 2004.

On March 7, 2004, the Company renewed an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The marketing agreement expires September 7, 2004; however, it automatically renews for one year on the same terms and conditions unless terminated by either party.

At March 31, 2004, the Company had entered into agreements to purchase 1,321,327 bushels of corn at an average price of $2.80 per bushel to be delivered between April 2004 and January 2005. Seventy-one contracts totaling 517,162 bushels are with related parties.

Note 4: Long-term Debt

On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provided for, among other things, establishing an 18-month construction loan that matured June 19, 2003. The construction loan was extended to January 31, 2004. At December 31, 2003, there was $19,333,143 in outstanding borrowings under this agreement. The loan was converted into three term notes on January 20, 2004, as discussed below. The outstanding borrowings are classified between current and long-term liabilities on the accompanying December 31, 2003 condensed balance sheet based on the terms of the refinancing.

On January 20, 2004 the Company converted its construction loan into permanent financing. As part of the conversion, the Company made a principal payment in the amount of $152,643 and entered into three term loans. Subject to any payment changes resulting from changes in the interest rate charged, these term notes are due on demand. If no demand is made, the notes are payable as described below. Stearns Bank has waived the demand provision on the three term notes through March 2005. The term loans are also subject to prepayment penalties and certain restrictive covenants which among other things require prior lender approval of distributions and the maintenance of minimum levels of tangible net worth, debt to tangible net worth, current ratio, and working capital.

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 4: Long-term Debt - Continued

Long-term debt as of March 31, 2004 includes:

Note payable to Stearns Bankdue in monthly installments of
$122,668 beginning February 2004.The note bears interest
at a variable rate of Wall Street Journal Prime plus 1.25%
(5.25% at March 31, 2004), adjusted quarterly.The note
matures April 2011 and is collateralized by substantially all assets of the Company, a first deed of trust on real property
and a 70% USDA guarantee.	$8,671,493

Note payable to Stearns Bank due in monthly installments of
$122,668 beginning February 2004.The note bears interest
at a variable rate of Wall Street Journal Prime plus 1.25%
(5.25% at March 31, 2004), adjusted quarterly.The note
matures April 2011 and is collateralized by substantially all assets of the Companyand a first deed of trust on real
property	8,671,493

Note payable to Stearns Bankdue in monthly installments of
$34,901 beginning February 2004.The note bears interest at
a variable rate of Wall Street Journal Prime plus 1.25%
(5.25% at March 31, 2004), adjusted quarterly.The note
matures January 2008 and is collateralized by substantially
all assets of the Company	1,449,586

Note payable to Fagen Inc. (ethanol plant general contractor)
due no later than September 2006.The note bears interest
at a rate commensurate with the rate charged on the
aforementioned term loans with unpaid accrued interest
added to the principal annually.The note is without collateral	356,000

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The
note bears interest at a fixed rate of 4.127%. The note is
collateralized by a letter of credit in the amount of $326,060
expiring January 30, 2005	321,419

19,469,991

Less current maturities	2,452,400

$17,017,591

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 4: Long-term Debt - Continued

The Company has a line of credit, with maximum borrowings of $1,000,000, expiring March 31, 2005. At March 31, 2004, there were no borrowings against the line. The line is collateralized by a revised security agreement dated January 20, 2004. Interest will accrue at a variable interest rate of Wall Street Journal Prime plus 0.50%, but no less than 6.45% and is due monthly.

The Company also has a letter of credit with Stearns Bank amounting to $67,000, expiring January 9, 2005, to be used to serve the Company’s natural gas obligations.

Note 5: Retirement Plan

The Company has a retirement plan covering substantially all employees. The Company’s contributions to the plan are determined by the Board of Directors. Discretionary contributions to the plan were $8,045 for the period ended March 31, 2004.

Note 6: Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the March 31, 2004 and December 31, 2003 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

Currently, futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment and option contracts have been deemed ineffective. As a result, changes in market value of futures and options contracts are recorded on the income statement in cost of sales and gains/loss on options, respectively.

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 7: Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the condensed financial statements are approximately as follows:

March 31, 2004

Balance Sheet
Accounts receivable	$170,000
Accounts payable	6,000

Statement of Income
Corn purchases	$919,000
Distillers grain sales	291,000
Commissions on distillers grain sales	23,000

Note 8: Disclosure Regarding Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts may not necessarily represent the underlying fair value of the Company. The Company’s financial instruments are comprised of cash, commodity margin accounts, accounts receivable, accounts payable, option and futures contracts and long-term debt. The fair values of such financial instruments approximate the amounts recorded in the Company’s financial statements due primarily to their short-term nature or variable interest rate terms.

See Accountants’ Review Report

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 9: Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. As of and for the periods ended March 31, 2004 and 2003, accounts receivable and credits earned related to this program totaled approximately $381,000 and $200,100, respectively.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of and for the period ended March 31, 2004, accounts receivable and credits earned related to this program totaled approximately $1,552,000 and $2,367,000, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program will be realized within the first 12 months of operations.

Credits earned under the aforementioned state and federal energy production programs are included in net sales in the accompanying condensed statements of income.

As of March 31, 2004, total credits available under the federal energy production credit program will depend on the amount of credits claimed by eligible participants. Credits claimed may exceed the amount of credits available. As a result, federal energy production credits recorded were based on the amount of credits estimated to be allocated to the Company. Actual credits received may differ from amounts recorded by a material amount.

Note 10: Subsequent Event

In April 2004, the Company’s Board of Directors declared a cash distribution of $200 per membership unit ($3,063,600) to all members of record as of May 7, 2004, payable in June 2004.

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

The Company commenced operations of its ethanol plant in March 2003. However, it did not begin operating at full capacity until the 2nd quarter of 2003. During the year ended December 31, 2002, and through the commencement of operations in March 2003, the Company was involved in the construction of the ethanol plant and related facilities, and was not operational. Accordingly, the Company does not have comparable income, production and sales data for the three months ended March 31, 2003. As a result, any comparisons between the 1st quarter of 2003 and the 1st quarter of 2004 should be reviewed with these important distinctions in mind.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had current assets of $17,260,754, including cash and cash equivalents of $11,460,808 and the Company had total assets of $46,443,002. The Company’s cash generated interest income of $22,298 for the three months ended March 31, 2004. As of March 31, 2004, the Company had current liabilities totaling $4,313,691 consisting of accounts payable, accrued expenses, current maturities of long-term debt, negative positions in option contracts and the margin account. As of March 31, 2004, the Company’s ratio of current assets to current liabilities was 4.00 to one. The Company’s current assets include $928,745 in trade accounts receivable as of March 31, 2004.

As of March 31, 2004, the Company had total member’s equity of $25,111,720, or $1,639.36 per unit, compared to total member’s equity of $12,969,063, or $846.66 per unit, as of March 31, 2003.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the three months ended March 31, 2004, generated $5,736,442 of net cash flow, which included energy production credits from state and federal programs, as discussed below. The net cash generated from operating activities includes net income from operations of $6,567,301 for the first three months of 2004, adjusted by, among other items, the addition of depreciation and amortization expense in the amount of $558,700, less the unrealized gain on option and futures contracts in the amount of $1,351,216. The net cash generated from operating activities also included an increase in accounts payable of $165,743; while being reduced by the increase in accounts receivable of $740,968.

Cash Flow from Investing Activities. Net cash used for investing activities for the three months ended March 31, 2004 totaled $178,829, which was used for the purchase of property and equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the three months ended March 31, 2004 totaled $3,103,406, which was primarily used for the payment of distribution to members ($2,297,700), payments on long-term debt ($545,212) and the payment of debt origination costs ($260,494).

Stearns Bank, N.A. (the “Bank”) is the Company’s primary and senior lender. The Company financed the construction of its ethanol plant through the Bank under a Construction Loan Agreement for up to $20,000,000 of debt financing for the purpose of constructing the Husker Ag ethanol plant. The construction loan was originally for an 18-month period, ending June 19, 2003, but was extended through agreements with the Bank to January 31, 2004.

From October 3, 2002 through the conversion of the construction loan into permanent financing in January 2004, the Company borrowed a total of $19,827,860 from the Bank under its construction loan. The Company’s primary source of liquidity during the construction phases of the plant was borrowing under its construction loan and its revolving line of credit with the Bank. The Company’s primary source of liquidity since completion of construction and commencement of operations has been cash generated from operating activities, including sales of ethanol and distiller grains, and regulatory incentive payments, and the Company’s line of credit with the Bank. While the Company used the Bank line of credit for a brief time during 2003, there was no outstanding indebtedness on the line of credit as of March 31, 2004, and the Company has not used the line of credit to date in 2004.

At December 31, 2003, there was $19,333,143 in outstanding borrowings under the construction loan, as extended. The loan was converted into three term notes on January 20, 2004, as discussed below. The outstanding borrowings are classified between current and long-term liabilities on the accompanying March 31, 2004 condensed balance sheet based on the terms of the refinancing.

On January 20, 2004, the Company converted its construction loan into permanent financing. As part of the conversion, Husker Ag made a principal payment in the amount of $152,643, and entered into three terms loans, as follows:

(1)	Loan A: $8,837,300 principal amount, a 70% USDA Guaranty loan, amortized over 7 years, 3 months.
(2)	Loan B: $8,837,300 principal amount, conventional loan, amortized over 7 years, 3 months.
(3)	Loan C: $1,505,900 principal amount, conventional loan, amortized over 48 months.

The interest rate on the above loans is Wall Street Journal Prime Rate plus 1.25%, adjusted quarterly (the WSJ Prime Rate was 4.0% as of March 31, 2004, with a resultant interest rate of 5.25% for the 2nd quarter of 2004). In connection with the conversion of the construction loan into permanent financing, the Company also paid a conversion fee of $116,227, and a 2% USDA fee of $123,722. Loans A and B are collateralized on a pari passu basis with the USDA, with a first real estate mortgage on the ethanol plant real estate, and a first security interest on accounts receivable, inventory, equipment, fixtures, personal property and general intangibles. Loan C is collateralized by a second position on the same collateral. Loans A and B are subject to prepayment premiums of 5% of principal balance in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five. The permanent loan agreement with the Bank includes a covenant requiring lender approval prior to the Company making any distributions to members. Additional loan covenants include the requirement of a minimum of 40% tangible balance sheet equity to be maintained by the Company, a total debt to tangible net worth ratio of not more than 2.5, a ratio of current assets to current liabilities of not less than 1.5x, and the maintenance of working capital of not less than $2.5 million.

The promissory notes representing the three term loans described above each include a provision that the notes are due on demand, but if no demand is made, the notes are due in accordance with the amortization payments schedules described below. However, the Bank has provided the Company with a written waiver of the demand provision under the notes effective through March 31, 2005.

The following describes the future annual long-term debt payments required under the Company’s notes with the Bank as of January 20, 2004:

(1)	Loan A ($8,837,300 principal amount) is payable in monthly installments of $122,668, with a maturity date of April 2011.
(2)	Loan B ($8,837,300 principal amount) is payable in monthly installments of $122,668, with a maturity date of April 2011.
(3)	Loan C ($1,505,900 principal amount) is payable in monthly installments of $34,901, with a maturity date of January 2008.

The future annual maturities of all long-term debt of Husker Ag by calendar year (or portion thereof) are as follows assuming that no demand is made by the Bank:

2004 (final 3 quarters): $1,788,188
2005: $2,558,687
2006: $3,051,952
2007: $2,840,585
2008: $2,603,039
2009 and thereafter: $6,627,540

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

MANAGEMENT’S PLAN OF OPERATIONS

Results of Operations

On March 4, 2003, Husker Ag commenced the production process for the ethanol plant and began grinding corn. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. was entitled to an early completion bonus of $8,000 per day, for every day that substantial completion was attained in advance of April 26, 2003, and Husker Ag was entitled to liquidated damages of $8,000 per day, for each day that substantial completion extended beyond June 12, 2003. Based on an agreed upon substantial completion date of March 13½, 2003, Fagen was entitled to an early completion bonus of $356,000. On June 5, 2003, Husker Ag entered into an unsecured promissory note in the amount of $356,000 for the early completion bonus pursuant to which Husker Ag agreed to pay such amount in installments approved by Husker Ag’s senior lender prior to June 5, 2006. The promissory note to Fagen accrues interest at the same rate charged by the senior lender of Husker Ag as such rate may change from time to time. On each anniversary of the promissory note, any unpaid accrued interest converts to principal and begins to accrue interest thereafter as principal. As of the date of this quarterly report, the Company has not made any payments on this promissory note.

The Company completed construction of the plant and commenced operations in March 2003. Accordingly, the Company’s income, production and sales data for the three months ended March 31, 2003, are for less than one month at the commencement of the plant operations, and do not therefore provide meaningful comparable information to the 1st quarter of 2004.

Net income for Husker Ag for the three months ended March 31, 2004 was $6,567,301, consisting of income from operations of $6,817,085, $216 of other income and $22,298 of interest income offset by $272,298 of interest expense. Net income for the three month period ended March 31, 2004 includes a $2,366,363 gain on options and futures contracts, which includes both the net gain on options and futures contracts closed during the first quarter of 2004, and the unrealized gain on option and futures contracts positions as of March 31, 2004.

Net sales for the three months ended March 31, 2004 were $13,313,299 which included $8,755,381 of ethanol sales and $1,809,145 in sales of distiller grains. Net sales also included $2,748,773 of energy production credits, which includes ethanol producer credits from the State of Nebraska totaling $381,509 and $2,367,264 of ethanol producer credits from the federal government. During the first quarter of 2003, Husker Ag was ending its construction phase and just beginning its start-up phase during March of 2003, and thus had total net sales of only $1,302,626 during that time period.

Based on the net sales figures for the first three months of 2004, the sale of ethanol comprised 65.8% of the Company’s total sales revenue, distiller grains sales comprised 13.6%, and state and federal energy production credits were 20.6% of total net sales. If energy production credits are excluded, ethanol sales represents 82.9% and distiller grain sales represents 17.1% of the total revenue of the Company from the sales of its products.

Management anticipates that the Company’s net income for each of the remaining three quarters of 2004 will be significantly less than the Company’s 1st quarter results. There are two main reasons for this expectation. First, the gain on options and futures contracts reported for the 1st quarter 2004 ($2,366,363) was unusually high and will be difficult to sustain for the remainder of 2004 for the reasons discussed below. Second, the federal and state energy production credits for the 1st quarter 2004 ($2,748,773) were also unusually high and in this case the Company will not have similar results for the remainder of 2004 for the reasons discussed below.

Option and Futures Contracts. The Company’s net income for the three months ended March 31, 2004, includes realized and unrealized gains on options and futures contracts in the amount of $2,366,363. The net income for 1st quarter 2004 without this gain would have been $4,200,938 (compared to actual net income of $6,567,301). Market conditions during the first three months of 2004 were extremely favorable for the Company’s option and futures contracts. These gains are realized in an increasing corn price market, and are recognized ahead of increased corn production costs. Even though the existing contracts will close out over the next several months, all of the realized and unrealized gains on these contracts as of March 31, 2004, have been recognized in the Company’s Condensed Statement of Income for the period ending March 31, 2004. Unless corn prices continue to rise, the Company cannot reasonably expect that these levels of gains will be realized again in the near future.

Energy Credits. The Company’s net income for the three months ended March 31, 2004 reflects tax credits related to the state and federal energy production credit programs of $381,509 of ethanol producer credits earned from the State of Nebraska and $2,367,264 of ethanol producer credits earned from the federal government, totaling $2,748,773. The Company’s net income for 1st quarter 2004 without the state and federal tax credits included in net sales would have been $3,818,528 (compared to actual net income of $6,567,301). While the Company believes that the State of Nebraska ethanol producer credits should continue for the remainder of calendar year 2004, the amount of federal ethanol producer credits earned is expected to decline substantially for the remainder of 2004. The large amount of federal credits reported in the first quarter of 2004 resulted from two unique events that will not be duplicated in the remainder of 2004.

First, the amount of federal credits reported as income in the Company’s December 31, 2003, financial statements was based upon an estimate by Management based upon the best information available at the time. When those financial statements were issued, it appeared that the federal government may not fully fund the federal Bioenergy Program (discussed further below) and therefore it was unclear whether the Company would actually receive all of the credits that it had earned during 2003 under the program. After the release of the Company’s December 31, 2003, financial statements, the federal government agreed to fully fund the program, and as a result the net income for the 1st quarter 2004 includes federal credits in the amount of $814,877 that were actually earned in 2003. This is a unique event that will not be repeated for the remainder of 2004.

Second, as explained further below, the federal credits are largely based on the increase in gallons of ethanol produced from the Company’s prior year (using the federal government’s fiscal year). Because the ethanol plant was not fully operational in the first quarter of 2003, the Company reported $1,552,387 of federal credits in its net income for the 1st quarter 2004 due to the significant increase in production over last year’s results. However, since the plant became fully operational during the second quarter of 2003, there will be only a minimal increase in production and therefore a minimal amount of credit available for the remainder of 2004. Accordingly, the Company currently estimates that it will earn only an additional $60,000 in federal ethanol producer credits for the final three quarters of 2004.

The ethanol producer credit from the federal government includes incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program. This Bioenergy Program has been extended through September 30, 2007. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. The maximum amount any one producer may receive annually under the program is $7.5 million. Funding for the program is limited to $150 million per year, with a proration factor used if estimated payments to all eligible producers for the fiscal year exceed the available funding. Husker Ag has filed agreements to be eligible for payments under this program and have submitted the required quarterly application for payment. As noted above, Husker Ag anticipates it will receive less incentive revenue under the Bioenergy Program in the future because these incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year and therefore, the Company will receive minimal payments under this program in the future.

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

Husker Ag currently has Eco-Energy, Inc. (“Eco-Energy”) engaged to market and sell its ethanol. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract (the “Contract”) with FCStone, LLC (“FCStone”) and Eco-Energy pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the Contract. The initial term of this Contract was one year from the date that the Husker Ag plant began ethanol production; and in March 2004 this Contract was renewed for an additional six months until September, 2004. Although the Contract expires in September 2004, it automatically renews for one year on the same terms and conditions unless terminated by either party.

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expired on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of the Company’s Board of Directors until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy (discussed below). On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company’s products. In April 2004, Husker Ag hired a full-time employee to undertake primary responsibility for the sale and marketing of distiller grains.

For the three months ended March 31, 2004, Husker Ag had $22,298 of interest income. Interest income consists of income earned on cash on hand and short-term investments pending use of the funds for operations. For the three months ended March 31, 2003, Husker Ag had $446 of interest income, primarily from some of the Company’s cash held in an escrow account pending closing on its permanent loan.

Husker Ag’s net cost of sales, which includes production expenses, for the three month period ended March 31, 2004 was $6,092,437 (which is net of the $2,366,363 gain on option and futures contracts). During the first quarter of 2004, Husker Ag incurred selling, general and administrative expense of $403,777 and recorded interest expense of $272,298 primarily from its loans with Stearns Bank, N.A. The selling, general and administrative expenses during the three month period ended March 31, 2004 decreased $80,182 compared to the same period ended March 31, 2003. This decrease is a result of the additional labor and associated expenses required during the plant’s start-up phase in the first quarter of 2003.

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

The Company also has two separate letters of credit with Stearns Bank totaling $393,060 to be used to service the Company’s utility obligations. Stearns Bank requires that the amount of borrowing available under the Company’s line of credit be reduced by such letters of credit. However, the Company has currently set aside $326,000 of its cash deposits at Stearns Bank in a restricted account to be held as security for such letters of credit. As a result, the Company currently has the entire $1,000,000 available for advances for operations under its revolving line of credit. The Company does not currently anticipate using the Stearns Bank line of credit.

Plan of Operations for the Next Twelve Months

Husker Ag’s sole business is the operation of the ethanol plant, and management’s focus during the coming year will continue to be on the efficient maintenance and operation of the plant, and the maximum production of ethanol and distillers grains on an economical basis. While certain aspects of the Company’s profitability are dependent on factors external to the Company’s operations (such as the price of corn and ethanol), management will focus on increasing plant and employee efficiency, maintaining a cost efficient operation, and decreasing through hedging positions volatility and market risk for the Company’s corn input prices and ethanol product output prices.

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

In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company’s control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant. The Company currently does not meet the requirements for cash flow hedging under FASB 133. A risk management policy has been adopted by the Company’s Board of Directors which is currently under review with respect to the requirements of FASB 133.

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

Changes in the cost of utilities may also have a material impact on the liquidity and profitability of the Company. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on the Company’s business. If Husker Ag were to suffer interruptions in its energy supply, its business would be harmed. In addition, natural gas prices have historically fluctuated significantly. Increases in the price of natural gas would harm Husker Ag’s business by increasing its energy costs. Currently, the price of natural gas has increased significantly, increasing the cost to the Company to produce ethanol. The Company also needs to purchase significant amounts of electricity to operate the plant. The prices which Husker Ag is required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

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

Employees

As of May 14, 2004, Husker Ag had 30 employees to manage and operate the ethanol plant. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

Books and Records

Husker Ag currently relies on its internal staff for the maintenance of its books and records. Husker Ag’s internal accountant, Teresa Reisdorfer, who had been primarily responsible for the maintenance of its accounting books and records, resigned her position with the Company effective May 7, 2004. Husker Ag expects to hire a full-time employee to undertake Ms. Reisdorfer’s duties. In the interim, such duties have been divided between Allen Sievertsen, the Company’s General Manager, and those full time office administrative personnel who had previously assisted Ms. Reisdorfer, all of whom are responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records.

Off-Balance Sheet Arrangements

At March 31, 2004, the Company did not have any off-balance sheet arrangements.

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

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expired on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of the Company’s Board of Directors until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy.

On February 17, 2004, the Husker Ag Board of Directors approved the payment of $2,250 per month to Gary Kuester in consideration of his acting on behalf of the Company as a political liaison. The arrangement terminated on April 15, 2004, which was the end of the 2004 Nebraska Unicameral legislative session.

O. Wayne Mitchell is an officer employed by Fagen, Inc., which is the Company’s design-build contractor. See above for a description of the Company’s design-build contract with Fagen, Inc.

Except as set out in the Affiliated Transactions Policy regarding the sale of corn and purchases of ethanol and distillers grains, and except for the transactions described above, as of May 14, 2004, Husker Ag had not entered into any such agreements with any of its directors, officers, members or their affiliates.

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Notes 3 and 7 to the Condensed Financial Statements for additional information on these related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of March 31, 2004, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 43% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and Management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of March 31, 2004, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase a thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. Once the modified Air Quality Construction Permit is issued, management believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. Management currently anticipates that the Air Quality Operating Permit will be issued by the NDEQ, but will require the Company to construct hard surface roadways inside the plant with three years of commencement of plant operations, or by March 2006.

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

On April 20, 2004, the Husker Ag Board of Directors declared a distribution of $200.00 per membership unit to members of record as of May 7, 2004 for a total distribution of $3,063,600 based on 15,318 membership units issued and outstanding. The Company expects to pay the distribution on or before June 7, 2004. The Company’s lender, Stearns Bank, N.A., approved this distribution as required under the Company’s loan agreements with the Bank.

Any distributions are payable at the discretion of the Husker Ag Board of Directors, subject to the provisions of the Nebraska Limited Liability Company Act, and the Husker Ag Second Amended and Restated Operating Agreement. The Board of Directors has no obligation to distribute profits, if any, to members, and there can be no assurance as to the ability of Husker Ag to declare or pay distributions in the future. In addition, the terms of the permanent debt financing agreements entered into by Husker Ag with Stearns Bank, N.A. prohibit the Company from making such distributions without prior consent of the lender.

Suspension of Variable Investment Advisers, Inc. Trading

In February 2003, Husker Ag retained the services of Variable Investment Advisors, Inc. (“VIA”), a broker-dealer registered with the SEC and the National Association of Securities Dealers, Inc. (“NASD”), pursuant to a Trading Services Agreement, to administer and operate an electronically accessible alternative trading system which conforms to state and federal securities laws and also complies with the qualified matching service rules set forth in the Tax Code. VIA operates a website, http://www.agstocktrade.com that posts offers to buy and sell membership units. Users of this method of buying and selling stock do so using a username with the user’s actual identity kept confidential. Prospective sellers post the quantity of membership units being offered for sale and the minimum price per share they would accept. Prospective buyers, either existing members or new buyers, post a price per membership unit they would be willing to pay for the membership units. Membership units must be posted for a minimum of 15 days to be eligible for a sale. Once the buyer and seller have reached agreement, and the contracts have been executed, the buyer will remit all funds in full to an escrow agent. Under this system, there is a 1.5% sellers’ fee charge, with a $175.00 minimum, which is deducted from the sale proceeds. Trading on the alternative trading system will be conducted on a trimester basis with all trades becoming effective on the first day of the following trimester.

In September, 2003, Husker Ag was informed by VIA that the Nebraska Department of Banking and Finance, Bureau of Securities (the "Nebraska Department”) had contacted VIA regarding the Internet based alternative trading system it operates for the Company. Although VIA is currently registered as a restricted broker-dealer with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”), the Nebraska Department stated that it believed VIA should be registered as a full-service broker-dealer rather than a restricted broker-dealer. VIA informed the Company that VIA has submitted the necessary applications to both the SEC and the NASD seeking registration as a full-service broker-dealer, and that the NASD granted VIA’s application to operate the alternative trading system in the form of a qualified matching service to facilitate the posting and matching of membership units. The communication provided by the NASD to VIA indicates that once VIA executes the required NASD paperwork, the NASD will issue final written notification of membership approval, at which time VIA’s business operations for the alternative trading system may commence.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC" or the "Commission”) recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials and finished goods are determined using average cost and the first-in, first-out (FIFO) methods, respectively.

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

Husker Ag’s ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than Husker Ag has to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

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

In 2003 and 2004, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, have come under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not in subsequent legislative sessions enact new legislation which would revise LB 536, or otherwise adversely impact ethanol plants, such as Husker Ag’s plant, which are to benefit from LB 536.

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

On February 6, 2004, the Nebraska Attorney General issued an opinion concerning certain proposed legislation (LB 479, as amended by AM0852) before the Nebraska Unicameral, in which the Attorney General concluded that because LB 479 alters the definition of a “new ethanol production facility” eligible for ethanol tax credits under the Nebraska Ethanol Development Act (the “Act”), and attempts to retroactively change vested rights of producers that have entered into agreements with the State of Nebraska, it “likely created an unconstitutional impairment of contracts” between the State of Nebraska and producers that have been executed under existing law. The opinion further states that “[T]he statute authorizing execution of these agreements specifically binds the State to provide such [ethanol tax] credits under the law in effect at the time of execution of the agreements.”

Husker Ag has entered into an Ethanol Production Credit Agreement with the State of Nebraska (the “EPC Agreement”) for the provision of ethanol tax credits as provided by the statutory provisions of the Act in effect on the date of the EPC Agreement (September 5, 2001). Under the EPC Agreement, Husker Ag is to be paid tax credits equal to 18¢ per gallon of ethanol, up to 15,625,000 gallons of ethanol produced in one year (up to $2,812,500 annually), and subject to a maximum payment of tax credits based on production of 125 million gallons over a consecutive 96 month period. In the opinion of Husker Ag, the Attorney General opinion provides support for Husker Ag’s position that it is important that the State of Nebraska continue to meet its obligations in accordance with the terms of the EPC Agreement. The text of the entire Attorney General Opinion (Opinion 04005, dated February 6, 2004) is available online at the Nebraska Attorney General website, www.ago.state.ne.us.

Update for 2004 Legislative Session: In the 2004 Nebraska Unicameral legislative session which ended April 15, 2004, the Nebraska legislature passed a funding mechanism to fully fund the four ethanol plants in Nebraska that are currently qualified under LB 536. However, LB 536 now provides that any ethanol plants that are qualified by June 30, 2004, will be accepted into the program. Should additional plants so qualify by that deadline, the funding for available credits could be reduced for each of the four existing qualified plants, including Husker Ag, unless the Nebraska legislature would provide additional funding for the program.

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

ITEM 3: CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer within the 90-day period preceding the filing date of this quarterly report. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

	31.1	Certification required by Rule 13a-15(e) and 15d-15(e)
	31.2	Certification required by Rule 13a-15(e) and 15d-15(e)
	32	Section 1350 Certifications.

(b)	REPORTS ON FORM 8-K

	(1)	The Company filed a report on Form 8-K on February 12, 2004 reporting:
(a) a written statement presented by Gary Kuester, Chairman and
President of the Company on January 29, 2004, at a public hearing of the
Nebraska Legislature Revenue Committee regarding proposed legislation which was then before the Nebraska Unicameral; and (b) a Nebraska
Attorney General Opinion issued on February 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004	By:	/s/ Gary Kuester

Gary Kuester, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: May 14, 2004	By:	/s/ Cory A. Furstenau

Cory Furstenau, Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certification required by Rule13a-14(a) and 15d-Filed herewith 14(a)	Filed herewith

31.2	Certification required by Rule13a-14(a) and 15d-14(a)	Filed herewith
32	Section 1350 Certifications	Filed herewith
99	Form 8-K filed February 12, 2004	Incorporated by reference to the Form 8-K filed
February 12, 2004