Form 10QSB
period 2004-06-30
HUSKER AG  LLC
filed 2004-08-16
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004; or

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

Yes  ☐   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                           Outstanding at June 30, 2004
Membership Units                   15,318 Membership Units

HUSKER AG, LLC
INDEX TO 10-QSB FOR THE QUARTERLY
PERIOD ENDED June 30, 2004

ITEM 1:    FINANCIAL STATEMENTS

Husker Ag, LLC

Accountants’ Report and Financial Statements
June 30, 2004 and 2003

1

2

Report of Independent Registered Pubic Accounting Firm

Board of Directors
Husker Ag, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC as of June 30, 2004, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related statements of income, members’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ BKD, LLP

Lincoln, Nebraska
July 21, 2004

3

Husker Ag, LLC
Condensed Balance Sheets
June 30, 2004 and December 31, 2003

Assets	June 30, 2004	December 31, 2003

	(Unaudited)

Current Assets
Cash	$2,339,999	$9,006,601
Restricted cash	393,060	—
Reverse repurchase agreement	6,978,598	—

Total cash and cash equivalents	9,711,657	9,006,601

Accounts receivable
Trade	1,028,669	1,080,035
Incentives	434,545	1,040,684
Inventories	743,411	892,208
Margin account	452,075	435,202
Option and futures contracts	33,125	306,700
Prepaid expenses	220,784	218,666

Total current assets	12,624,266	12,980,096

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,346,987	29,993,299
Other equipment	366,603	362,733
Office building	215,673	215,673
Vehicles	22,200	22,200

	31,035,781	30,678,223
Less accumulated depreciation	2,870,643	1,788,302

	28,165,138	28,889,921

Other Assets
Debt origination costs, net of accumulated amortization; June 30, 2004 - $80,064, December 31, 2003 - $33,382	625,516	411,704

	$41,414,920	$42,281,721

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$1,467,791	$1,160,990
Construction loan payable	—	152,643
Current maturities of long-term debt	2,088,741	2,180,757
Option and futures contracts	424,275	94,737
Accrued expenses	359,055	168,672
Accrued loss on forward purchase contracts	478,817	—
Distributions payable	—	2,297,700

Total current liabilities	4,818,679	6,055,499

Long-term Debt	15,058,021	17,681,803

Members’ Equity - 15,318 units	21,538,220	18,544,419

	$41,414,920	$42,281,721

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm for June 30, 2004

4

Husker Ag, LLC
Condensed Statements of Operations
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months

	2004	2003	2004	2003

Net Sales
Ethanol sales	$8,671,773	$6,267,685	$17,427,154	$7,142,761
Distillers grain sales	1,939,266	1,464,664	3,748,411	1,692,067
Energy production credits	702,069	2,120,388	3,450,842	2,320,535

	11,313,108	9,852,737	24,626,407	11,155,363

Cost of Sales	9,760,405	7,818,032	18,219,205	8,668,753

Loss (Gain) on Options	1,342,208	320,613	(1,024,155)	139,719

Gross Profit	210,495	1,714,092	7,431,357	2,346,891

Selling, General and Administrative Expenses	501,050	500,252	904,827	984,211

Operating Income (Loss)	(290,555)	1,213,840	6,526,530	1,362,680

Other Income (Expense)
Other income	1,933	-	2,149	-
Interest expense	(251,296)	(213,669)	(523,594)	(241,137)
Interest income	30,018	2,232	52,316	2,678

	(219,345)	(211,437)	(469,129)	(238,459)

Net Income (Loss)	$(509,900)	$1,002,403	$6,057,401	$1,124,221

Basic and Diluted Earnings (Loss) Per Membership Unit	$(33.29)	$65.44	$395.44	$73.39

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm for June 30, 2004

5

Husker Ag, LLC
Condensed Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Operating Activities
Net income	$6,057,401	$1,124,221
Items not requiring (providing) cash
Depreciation and amortization expense	1,129,023	699,238
Unrealized loss (gain) on option and futures contracts	603,113	6,719
Changes in
Accounts receivable	657,505	(2,166,792)
Inventories	148,797	(960,263)
Margin account cash	(16,873)	(624,720)
Prepaid expenses	(2,118)	(51,420)
Accrued loss on forward purchase contracts	478,817	—
Accounts payable and accrued expenses	497,184	405,903

Net cash provided by (used in) operating activities	9,552,849	(1,567,114)

Investing Activities
Purchases of property and equipment	(357,558)	(7,006,818)

Net cash used in investing activities	(357,558)	(7,006,818)

Financing Activities
Advances on construction loan	—	9,613,564
Payments on long-term debt	(2,868,441)	—
Payment of debt origination costs	(260,494)	—
Distributions paid	(5,361,300)	(1,269)

Net cash provided by (used in) financing activities	(8,490,235)	9,612,295

Increase in Cash and Cash Equivalents	705,056	1,038,363

Cash and Cash Equivalents, Beginning of Period	9,006,601	306,320

Cash and Cash Equivalents, End of Period	$9,711,657	$1,344,683

Supplemental Cash Flows Information

Net decrease in accounts payable incurred for site development and construction in progress	$—	$(1,478,328)

Notes payable incurred for site development and construction in progress	$—	$356,000

Interest paid (net of amount capitalized in 2003)	$501,802	$212,092

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm for June 30, 2004

6

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2004, cash equivalents consisted primarily of a money market account and mutual fund.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at June 30, 2004, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

The Company also maintains cash in a retail repurchase agreement at a financial institution whereas the financial institution pledges securities as collateral to secure the balance held under the agreement.

See Report of Independent Registered Public Accounting Firm
7

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

Note 1:    Summary of Significant Accounting Policies and Basis of Presentation - Continued

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of June 30, 2004, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Interest is not charged on overdue accounts. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

At June 30, 2004 the Company had receivables from one customer amounting to 44% of total trade receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials and finished goods is determined using average cost and the first-in, first-out (FIFO) method, respectively. At June 30, 2004, inventories were comprised of the following:

Raw materials, enzymes and additives	$412,649
Work-in-progress	167,370
Finished goods	163,392

$743,411

Debt Origination Costs

As part of a debt refinancing in January, 2004, the Company was required to pay loan origination costs and other fees, including a USDA guarantee fee, totaling $260,494. Such costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs and amortization expense amounted to $625,516 and $46,682, respectively, as of and for the period ended June 30, 2004.

See Report of Independent Registered Public Accounting Firm
8

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

Note 1:    Summary of Significant Accounting Policies and Basis of Presentation - Continued

Income Taxes

The Company, as a limited liability company, is treated as a partnership for federal and state income tax purposes. Under this type of organization, the Company’s income and losses pass through to the members based on their respective percentage of membership interest, and are taxed at the member level. Accordingly, no income tax provision has been included in these financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:    Commencement of Operations

In March 2003 the production process for the Company’s ethanol plant commenced. The construction contract required a testing period to confirm that the plant was consistently producing at capacity and had achieved substantial completion. The plant met all such requirements and became fully operational by the end of March 2003.

See Report of Independent Registered Public Accounting Firm
9

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

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

At June 30, 2004, the Company had entered into agreements to purchase 1,064,037 bushels of corn at an average price of $2.95 per bushel to be delivered between July 2004 and April 2005. Thirty-eight contracts totaling 264,723 bushels are with related parties. As of June 30, 2004 the average price on these contracts exceeded the current market price of corn. As a result, the Company recorded an accrued loss of approximately $479,000 on these contracts.

Note 4:    Long-term Debt

On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provided for, among other things, establishing an 18-month construction loan that matured June 19, 2003. The construction loan was extended to January 31, 2004. At December 31, 2003, there was $19,333,143 in outstanding borrowings under this agreement. The loan was converted into three term notes on January 20, 2004, as discussed below. One of the term notes was paid in full on June 30, 2004.

On January 20, 2004 the Company converted its construction loan into permanent financing. As part of the conversion, the Company made a principal payment in the amount of $152,643 and entered into three term loans, two of which remain outstanding at June 30, 2004. Subject to any payment changes resulting from changes in the interest rate charged, these term notes are due on demand. If no demand is made, the notes are payable as described below. Stearns Bank has waived the demand provision on the two term notes through June 2005. The term loans are also subject to prepayment penalties and certain restrictive covenants which among other things require prior lender approval of distributions and the maintenance of minimum levels of tangible net worth, debt to tangible net worth, current ratio, and working capital.

See Report of Independent Registered Public Accounting Firm
10

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

Note 4:    Long-term Debt - Continued

Long-term debt as of June 30, 2004 includes:

Note payable to Stearns Bank due in monthly installments of principal and interest of $122,668 beginning February 2004. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.50% at June 30, 2004), adjusted quarterly. The note matures April 2011 and is collateralized by substantially all assets of the Company, a first deed of trust on real property and a 70% USDA guarantee.	$8,417,360

Note payable to Stearns Bank due in monthly installments of principal and interest of $122,668 beginning February 2004. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.50% at June 30, 2004), adjusted quarterly. The note matures April 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	8,417,360

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $326,060 expiring January 30, 2005. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	312,042

17,146,762

Less current maturities	2,088,741

$15,058,021

The Company has a line of credit, with maximum borrowings of $1,000,000, expiring March 31, 2005. At June 30, 2004, there were no borrowings against the line. The line is collateralized by a security agreement dated January 20, 2004. Interest will accrue at a variable interest rate of Wall Street Journal Prime plus 0.50%, but no less than 6.45% and is due monthly.

The Company also has a letter of credit with Stearns Bank amounting to $67,000, expiring January 9, 2005, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

See Report of Independent Registered Public Accounting Firm
11

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

Note 5:    Retirement Plan

The Company has a retirement plan covering substantially all employees. The Company’s contributions to the plan are determined by the Board of Directors. Discretionary contributions to the plan were $16,669 for the period ended June 30, 2004.

Note 6:    Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the June 30, 2004 and December 31, 2003 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

Currently, futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment and option contracts have been deemed ineffective. As a result, changes in market value of futures and options contracts are recorded on the income statement in cost of sales and gains/loss on options, respectively.

See Report of Independent Registered Public Accounting Firm
12

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

Note 7:    Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the condensed financial statements as of and for the six months ended June 30, 2004 are approximately as follows:

Balance Sheet
Accounts receivable	$130,877

Statement of Operations
Corn purchases	$1,834,108
Distillers grain sales	596,241
Commissions and salary on distillers grain sales	31,127

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

See Report of Independent Registered Public Accounting Firm
13

Husker Ag, LLC Notes to Condensed Financial Statements June 30, 2004 (Unaudited)

Note 9:    Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. As of and for the periods ended June 30, 2004, accounts receivable and credits earned related to this program totaled approximately $374,000 and $1,428,000, respectively.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of and for the period ended June 30, 2004, accounts receivable and credits earned related to this program totaled approximately $61,000 and $2,022,000, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program will be realized within the first 12 months of operations.

Credits earned under the aforementioned state and federal energy production programs are included in net sales in the accompanying condensed statements of income.

Total credits available under the federal energy production credit program depend on the amount of credits claimed by eligible participants. Credits claimed may exceed the amount of credits available. As a result, federal energy production credits recorded are based on the amount of credits estimated to be allocated to the Company and actual credits received may differ from amounts recorded by a material amount. Credits earned for the quarter ended March 31, 2004 were estimated at approximately $1,552,000. The actual amount of federal energy production credits received were approximately $1,147,000. As a result a loss of approximately $405,000 was recorded during the three-months ended June 30, 2004.

Note 10:    Reverse Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, the Bank has transferred such securities to a third party custodian. The custodian is the Company’s agent for the purposes of possessing and perfecting the Company’s security interest in said securities. The market value of securities pledged as collateral exceeds the carrying amount of the reverse repurchase agreement and the agreement has a weighted average maturity of one day.

See Report of Independent Registered Public Accounting Firm
14

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

The Company commenced operations of its ethanol plant in March 2003 and became fully operational by the end of March 2003. However, it did not begin operating at full capacity until later in the 2nd quarter of 2003. During the year ended December 31, 2002, and through the commencement of operations in March 2003, the Company was involved in the construction of the ethanol plant and related facilities, and was not operational. Accordingly, the Company does not have comparable income, production and sales data for the six months ended June 30, 2003. Moreover, since the Company was not at full capacity at the beginning of the 2nd quarter of 2003, the Company does not have comparable income, production and sales data for the three months ended June 30, 2003. As a result, any comparisons between the first six months of 2003 and the first six months of 2004 should be reviewed with these important distinctions in mind; this caution applies whether such comparison includes the entire six months or just the 2nd quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had current assets of $12,624,266, including cash and cash equivalents of $9,711,657 and the Company had total assets of $41,414,920. The Company’s cash generated interest income of $52,316 for the six months ended June 30, 2004. As of June 30, 2004, the Company had current liabilities totaling $4,818,679 consisting of accounts payable, accrued expenses, current maturities of long-term debt and negative positions in option contracts. As of June 30, 2004, the Company's ratio of current assets to current liabilities was 2.62 to one. The Company's current assets include $1,028,669 in trade accounts receivable as of June 30, 2004.

As of June 30, 2004, the Company had total member’s equity of $21,538,220, or $1,406.07 per unit, compared to total member's equity of $13,970,197, or $912.01 per unit, as of June 30, 2003.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the six months ended June 30, 2004, generated $9,552,849 of net cash flow, which included energy production credits from state and federal programs, as discussed below. The net cash generated from operating activities includes net income from operations of $6,057,401 for the first six months of 2004, adjusted by, among other items, the addition of depreciation and amortization expense in the amount of $1,129,023 and the unrealized loss on option and futures contracts in the amount of $603,113. The net cash generated from operating activities also included an increase in accounts payable and accrued expenses of $497,184 and a decrease in accounts receivable of $657,505.

Cash Flow from Investing Activities. Net cash used for investing activities for the six months ended June 30, 2004 totaled $357,558, which was used for the purchase of property and equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the six months ended June 30, 2004 totaled $8,490,235, which was used for the payment of distribution to members ($5,361,300), payments on long-term debt ($2,868,441) and the payment of debt origination costs ($260,494).

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

From October 3, 2002 through the conversion of the construction loan into permanent financing in January 2004, the Company borrowed a total of $19,827,860 from the Bank under its construction loan. The Company’s primary source of liquidity during the construction phases of the plant was borrowing under its construction loan and its revolving line of credit with the Bank. The Company's primary source of liquidity since completion of construction and commencement of operations has been cash generated from operating activities, including sales of ethanol and distiller grains, regulatory incentive payments, and the Company's line of credit with the Bank. While the Company used the Bank line of credit for a brief time during 2003, there was no outstanding indebtedness on the line of credit as of June 30, 2004, and the Company has not used the line of credit to date in 2004.

At December 31, 2003, there was $19,333,143 in outstanding borrowings under the construction loan, as extended. The loan was converted into three term notes on January 20, 2004, as discussed below. One of the term notes was paid in full on June 30, 2004. The outstanding borrowings are classified between current and long-term liabilities on the accompanying June 30, 2004 condensed balance sheet based on the terms of the refinancing.

On January 20, 2004, the Company converted its construction loan into permanent financing. As part of the conversion, Husker Ag made a principal payment in the amount of $152,643, and entered into three terms loans, two of which remain outstanding at June 30, 2004. The original three loans are as follows:

(1) Loan A: $8,837,300 principal amount, a 70% USDA Guaranty loan, amortized over 7 years, 3 months.

(2) Loan B: $8,837,300 principal amount, conventional loan, amortized over 7 years, 3 months.

(3) Loan C: $1,505,900 principal amount, conventional loan, amortized over 48 months. The Company paid this Loan C in full on June 30, 2004.

The interest rate on the above loans is Wall Street Journal Prime Rate plus 1.25%, adjusted quarterly (the WSJ Prime Rate was increased by one-quarter point on July 1, 2004 to 4.25%, with a resultant interest rate of 5.5% for the 3rd quarter of 2004). In connection with the conversion of the construction loan into permanent financing, the Company also paid a conversion fee of $116,227, and a 2% USDA fee of $123,722. Loans A and B are collateralized on a pari passu basis with the USDA, with a first real estate mortgage on the ethanol plant real estate, and a first security interest on accounts receivable, inventory, equipment, fixtures, personal property and general intangibles. Loans A and B are subject to prepayment premiums of 5% of principal balance in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five. The permanent loan agreement with the Bank includes a covenant requiring lender approval prior to the Company making any distributions to members. Additional loan covenants include the requirement of a minimum of 40% tangible balance sheet equity to be maintained by the Company, a total debt to tangible net worth ratio of not more than 2.5, a ratio of current assets to current liabilities of not less than 1.5x, and the maintenance of working capital of not less than $2.5 million.

The promissory notes representing the remaining two term loans described above each include a provision that the notes are due on demand, but if no demand is made, the notes are due in accordance with the amortization payments schedules described below. However, the Bank has provided the Company with a written waiver of the demand provision under the notes effective through June 30, 2005.

The following describes the future annual long-term debt payments required under the Company's notes with the Bank as of January 20, 2004:

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

The future annual maturities of all long-term debt of Husker Ag by calendar year (or portion thereof) are as follows assuming that no demand is made by the Bank:

2004 (final 2 quarters): $1,047,319
2005: $2,182,542
2006: $2,305,231
2007: $2,434,822
2008: $2,571,706
2009 and thereafter: $6,605,142

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

MANAGEMENT’S PLAN OF OPERATIONS

Results of Operations

On March 4, 2003, Husker Ag commenced the production process for the ethanol plant and began grinding corn. Under the terms of the Design-Build Agreement and the contract change order dated August 7, 2002, Fagen, Inc. was entitled to an early completion bonus of $8,000 per day, for every day that substantial completion was attained in advance of April 26, 2003, and Husker Ag was entitled to liquidated damages of $8,000 per day, for each day that substantial completion extended beyond June 12, 2003. Based on an agreed upon substantial completion date of March 13½, 2003, Fagen was entitled to an early completion bonus of $356,000. On June 5, 2003, Husker Ag entered into an unsecured promissory note with Fagen in the amount of $356,000 for the early completion bonus (the “Fagen Note”). The Fagen Note accrued interest at the same rate charged by the Company’s senior lender as such rate may change from time to time. Husker Ag agreed to pay the Fagen Note in installment payments approved by Husker Ag’s senior lender prior to June 5, 2006.

The Company did not make any payments on the Fagen Note prior to June 10, 2004. However, after obtaining approval from the Bank, the Company paid the Fagen Note in full on June 10, 2004. The total payoff of the Fagen Note was $373,817, which included principal in the amount of $356,000 and accrued interest in the amount of $17,817.

The Company completed construction of the plant and commenced operations in March 2003, but did not reach full capacity until the 2nd quarter of 2003. Accordingly, the Company's income, production and sales data for the six months ended June 30, 2003, are for less than three months of peak operations at the commencement of the plant operations, and do not therefore provide meaningful comparable information to the first six months of 2004. While the Company reached full capacity during the 2nd quarter of 2003, it did not have three full months of operations at full capacity. Therefore, while Company's income, production and sales data for three months ended June 30, 2003 provides better information than the first three months of 2003, such data still does not provide truly comparable information to the three months ended June 30, 2004.

Net sales for the six months ended June 30, 2004 were $24,626,407 which included $17,427,154 of ethanol sales and $3,748,411 in sales of distiller grains. Net sales also included $3,450,842 of energy production credits, which includes ethanol producer credits from the State of Nebraska totaling $1,428,348 and approximately $2,022,494 of ethanol producer credits from the federal government. During the first quarter of 2003, Husker Ag was ending its construction phase and just beginning its start-up phase during March of 2003. The plant did not begin operating at full capacity until the 2nd quarter of 2003, and thus Husker Ag had total net sales of only $11,155,363 during the six months ended June 30, 2003.

Based on the net sales figures for the first six months of 2004, the sale of ethanol comprised 70.8% of the Company's total sales revenue, distiller grains sales comprised 15.2%, and state and federal energy production credits were 14.0% of total net sales. If energy production credits are excluded, ethanol sales represents 82.3% and distiller grain sales represents 17.7% of the total revenue of the Company from the sales of its products.

Net sales for the three months ended June 30, 2004 were $11,313,108, compared to net sales for the three months ended June 30, 2003 of $9,852,737, which is a 14.8% increase. However, excluding energy production credits, net sales increased 37.2% for the three months ended June 30, 2004, compared to the same period of the prior year. This is due to the commencement of operations during the 2nd quarter of 2003.

Net income for Husker Ag for the six months ended June 30, 2004 was $6,057,401, consisting of income from operations of $6,526,530, $2,149 of other income and $52,316 of interest income offset by $523,594 of interest expense. Net income for the six month period ended June 30, 2004 includes a $1,024,155 gain on options and futures contracts, which includes both the net gain on options and futures contracts closed during the first six months of 2004, and the change in the unrealized equity on option and futures contracts during the six months ended June 30, 2004.

Husker Ag reported a net loss for the three months ended June 30, 2004 in the amount of $509,900. This loss resulted primarily from large negative adjustments to the Company's income statement during the quarter including a loss on options and futures contracts in the amount of $1,342,208, an adjustment to the cost of sales in the approximate amount of $479,000 for corn price adjustments for delivery contracts with area producers (see Note 3 to the Financial Statements), and a loss of approximately $405,000 in federal energy production credits to account for the amount by which federal credits included in income during the first quarter of 2004 exceeded the amount of such credits actually received (see Note 9 to the Financial Statements). Husker Ag reported net income of $1,002,403 for the three months ended June 30, 2003. The difference is due to the adjustments identified above as well as the large amount of energy production credits reported for the 2nd quarter of 2003 ($2,120,388) compared to $702,069 for the 2nd quarter of 2004.

Management anticipates that the Company's net income for each of the remaining two quarters of 2004 will be less, perhaps significantly less, than the Company's results from its first two quarters. There are two main reasons for this expectation. First, the gain on options and futures contracts reported for the first six months of 2004 ($1,024,155) was unusually high and will be difficult to sustain for the remainder of 2004 for the reasons discussed below. Second, the federal and state energy production credits for the first six months of 2004 ($3,450,842) were also unusually high and in this case the Company will not have similar results for the remainder of 2004 for the reasons discussed below.

Option and Futures Contracts. The Company's net income for the six months ended June 30, 2004, includes realized and unrealized gains on options and futures contracts in the amount of $1,024,155. The net income for first six months of 2004 without this gain would have been $5,033,246 (compared to actual net income of $6,057,401). Market conditions during the first three months of 2004 were extremely favorable for the Company's option and futures contracts. These gains are realized in an increasing corn price market, and are recognized ahead of increased corn production costs. During the 2nd quarter of 2004, corn prices began to fall resulting in a loss on options and futures contracts for the 2nd quarter in the amount of $1,342,208, which compares to the large gain reported for the 1st quarter of 2004 in the amount of $2,366,363. Unless corn prices begin to rise again, the Company cannot reasonably expect that these levels of gains will be realized again in the near future, and in fact, the Company may expect to realize additional losses on option and future contracts giving the current downward trend in corn prices.

Energy Credits. The Company's net income for the six months ended June 30, 2004 reflects tax credits related to the state and federal energy production credit programs of $1,428,348 of ethanol producer credits earned from the State of Nebraska and $2,022,494 of ethanol producer credits earned from the federal government, totaling $3,450,842. The Company's net income for the first six months of 2004 without the state and federal tax credits included in net sales would have been $2,606,559 (compared to actual net income of $6,057,401). While the Company believes that the State of Nebraska ethanol producer credits should continue for the remainder of calendar year 2004, the amount of federal ethanol producer credits earned is expected to decline substantially for the remainder of 2004. The large amount of federal credits reported in the first six months of 2004 resulted from two unique events that will not be duplicated in the remainder of 2004.

First, the amount of federal credits reported as income in the Company's December 31, 2003, financial statements was based upon an estimate by Management based upon the best information available at the time. When those financial statements were issued, it appeared that the federal government may not fully fund the federal Bioenergy Program (discussed further below) and therefore it was unclear whether the Company would actually receive all of the credits that it had earned during 2003 under the program. After the release of the Company's December 31, 2003, financial statements, the federal government agreed to fully fund the program, and as a result the net income for the first six months of 2004 includes federal credits in the amount of $814,877 that were actually earned in 2003. This is a unique event that will not be repeated for the remainder of 2004.

Second, as explained further below, the federal credits are largely based on the increase in gallons of ethanol produced from the Company's prior year (using the federal government's fiscal year). Because the ethanol plant was not operating at full capacity until the second quarter of 2003, the Company reported $2,022,494 of federal credits in its net income for the first six months of 2004 due to the significant increase in production over last year's results. However, since the plant was operating at, or near, full capacity for the last six months of 2003, there will be only a minimal increase in production and therefore a minimal amount of credit available for the remainder of 2004. Accordingly, the Company currently estimates that it will earn only an additional $60,000 in federal ethanol producer credits for the final two quarters of 2004.

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

In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. See "Risk Factors" below.

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

Husker Ag currently has Eco-Energy, Inc. ("Eco-Energy") engaged to market and sell its ethanol. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract (the "Contract") with FCStone, LLC ("FCStone") and Eco-Energy pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the Contract. The initial term of this Contract was one year from the date that the Husker Ag plant began ethanol production; and in March 2004 this Contract was renewed for an additional six months until September, 2004. Although the Contract expires in September 2004, it automatically renews for one year on the same terms and conditions unless terminated by either party.

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expired on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of the Company's Board of Directors until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy (discussed below). On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company's products. In April 2004, Husker Ag hired a full-time employee to undertake primary responsibility for the sale and marketing of distiller grains.

For the six months ended June 30, 2004, Husker Ag had $52,316 of interest income. Interest income consists of income earned on cash on hand and short-term investments pending use of the funds for operations. For the six months ended June 30, 2003, Husker Ag had $2,678 of interest income, primarily from some of the Company's cash held in an escrow account pending closing on its permanent loan.

Husker Ag’s net cost of sales, which includes production expenses, for the six month period ended June 30, 2004, was $17,195,050 (which is net of the $1,024,155 gain on option and futures contracts). This includes an accrued loss on contracts with area producers in the approximate amount of $479,000. At June 30, 2004, the Company had entered into various agreements to purchase corn from area producers to be delivered between July 2004 and April 2005. As of June 30, 2004, the average price on these contracts exceeded the current price of corn. As a result, the Company recorded an accrued loss of approximately $479,000 on these contracts. See Note 3 to the financial statements.

Husker Ag's net cost of sales for the three months ended June 30, 2004, was $11,102,613 (which includes the $1,342,208 loss on option and futures contracts). This compares to the net cost of sales for the three months ended June 30, 2003, in the amount of $8,138,645 (which includes the $320,613 loss on option and futures contracts). This is a 36.4% increase which is largely due to the commencement of operations during the 2nd quarter of 2003.

During the first six months of 2004, Husker Ag incurred selling, general and administrative expense of $904,827 and recorded interest expense of $523,594 primarily from its loans with Stearns Bank, N.A. The selling, general and administrative expenses during the six month period ended June 30, 2004 decreased $79,384 compared to the same period ended June 30, 2003. This decrease is a result of the additional labor and associated expenses required during the plant's start-up phase in the first quarter of 2003.

During the three months ended June 30, 2004, Husker incurred selling, general and administrative expense of $501,050 and interest expense of $251,296. This compares to selling, general and administrative expense of $500,252 and interest expense of $213,669 for the three months ended June 30, 2003. The Company's selling, general and administrative expenses for the second quarter of 2004 were largely consistent with the prior year as expected.

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

The Company also has two separate letters of credit with Stearns Bank totaling $393,060 to be used to service the Company’s utility obligations. Stearns Bank requires that the amount of borrowing available under the Company's line of credit be reduced by such letters of credit. However, the Company has currently set aside $393,060 of its cash deposits at Stearns Bank in a restricted account to be held as security for such letters of credit. As a result, the Company currently has the entire $1,000,000 available for advances for operations under its revolving line of credit. The Company does not currently anticipate using the Stearns Bank line of credit.

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

In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company’s control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant. A risk management policy has been adopted by the Company's Board of Directors. The Company currently does not meet the requirements for cash flow hedging under FASB 133.

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

Employees

As of August 13, 2004, Husker Ag had 32 employees to manage and operate the ethanol plant. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

Books and Records

Husker Ag currently relies on its internal staff for the maintenance of its books and records. Husker Ag's internal accountant, Teresa Reisdorfer, resigned her position with the Company effective May 7, 2004. Husker Ag hired Kristine Wacker on June 21, 2004, to undertake Ms. Reisdorfer's duties. Ms. Wacker is primarily responsible for the maintenance of the Company’s accounting books and records. She is assisted by full-time office administrative personnel, all of whom are responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records.

Off-Balance Sheet Arrangements

At June 30, 2004, the Company did not have any off-balance sheet arrangements.

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

The Company has adopted an Affiliated Transactions Policy, which provides as follows concerning transactions with affiliated persons or entities:

All material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties, and that all material affiliated transactions and loans, or any forgiveness of loans must:

(a) be approved by a majority of the Company’s independent directors who do not have an interest in the transaction(s); or

(b) be approved by the affirmative vote of members holding a majority of the outstanding membership interests, excluding the membership interests of members having an interest in the transaction(s); or

(c) be established to have been fair to the Company when the transaction is judged according to the circumstances at the time of the commitment.

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

On November 12, 2002, Husker Ag entered into a Marketing Agreement with Jack G. Frahm (“Frahm”) pursuant to which Frahm sold and marketed Husker Ag’s distiller grains and corn syrup. Under the terms of the Marketing Agreement, Husker Ag paid Frahm a commission based on the total gross sales contracted for by Frahm and collected by Husker Ag with the commission rate established at 1.25% of total collections during the month. The Marketing Agreement expired on March 31, 2004 and has not been renewed by Husker Ag. Frahm was a member of the Company's Board of Directors until his resignation effective February 17, 2004. The Marketing Agreement between Husker Ag and Frahm was approved in accordance with the Company’s Affiliated Transactions Policy.

On February 17, 2004, the Husker Ag Board of Directors approved the payment of $2,250 per month to Gary Kuester in consideration of his acting on behalf of the Company as a political liaison. The arrangement terminated on April 15, 2004, which was the end of the 2004 Nebraska Unicameral legislative session.

O. Wayne Mitchell is an officer employed by Fagen, Inc., which was the Company’s design-build contractor. See above for a description of the Company's promissory note with Fagen and the payment of such note on June 10, 2004.

Except as set out in the Affiliated Transactions Policy regarding the sale of corn and purchases of ethanol and distillers grains, and except for the transactions described above, as of August 13, 2004, Husker Ag had not entered into any such agreements with any of its directors, officers, members or their affiliates.

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Notes 3 and 7 to the Condensed Financial Statements for additional information on these related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of June 30, 2004, the Company had receivables from Eco-Energy, Inc. ("Eco-Energy") amounting to 44% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company's customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and Management would expect to find other customers should Eco-Energy's purchases from the Company decrease for any reason.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of June 30, 2004, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase a thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. Once the modified Air Quality Construction Permit is issued, management believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. Management currently anticipates that the Air Quality Operating Permit will be issued by the NDEQ, but will require the Company to construct hard surface roadways inside the plant with three years of commencement of plant operations, or by March 2006.

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

On April 20, 2004, the Husker Ag Board of Directors declared a distribution of $200.00 per membership unit to members of record as of May 7, 2004 for a total distribution of $3,063,600 based on 15,318 membership units issued and outstanding. The Company paid the distribution on June 1, 2004. The Company’s lender, Stearns Bank, N.A., approved this distribution as required under the Company’s loan agreements with the Bank.

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

Termination of Variable Investment Advisers, Inc. Trading

In February 2003, Husker Ag retained the services of Variable Investment Advisors, Inc. ("VIA"), a broker-dealer registered with the SEC and the National Association of Securities Dealers, Inc. (“NASD”), pursuant to a Trading Services Agreement, to administer and operate an electronically accessible alternative trading system which conforms to state and federal securities laws and also complies with the qualified matching service rules set forth in the Internal Revenue Code.

In September, 2003, Husker Ag was informed by VIA that the Nebraska Department of Banking and Finance, Bureau of Securities (the "Nebraska Department") had contacted VIA regarding the Internet based alternative trading system it operated for the Company. Although VIA was registered as a restricted broker-dealer with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”), the Nebraska Department stated that it believed VIA should be registered as a full-service broker-dealer rather than a restricted broker-dealer. As of the end of June 2004, VIA had still not received approval from the Nebraska Department, and on June 29, 2004, the Husker Ag Board of Directors authorized the termination of the Trading Service Agreement entered into February 17, 2003, with VIA. This decision was made in light of the extended time during which the VIA trading system had not been operable due to regulatory issues regarding VIA broker-dealer registration raised by the Nebraska Department.

The Company is currently reviewing other alternatives to the VIA trading system which comply with applicable laws and IRS regulations, including the Company operating a system for the benefit of its members which would permit secondary market purchase and sale transactions in Husker Ag membership units. The Company is currently in the process of reviewing with the Nebraska Department the regulatory compliance issues which would need to be met in connection with the Company's establishment and operation of a system which would permit secondary market purchase and sale transactions of its own membership units. There can be no assurance that the Company will be able to meet the compliance requirements of the Nebraska Department, or, if such a system were approved by the Nebraska Department, no assurance can be given as to the timing of the operational implementation of such system.

2004 Annual Meetings

On June 7, 2004, Husker Ag held its 2004 Annual Meeting of Members. At the meeting, the members elected four Class III Directors to serve until the 2007 Annual Meeting of Members and until their successors are elected. Two incumbent directors, Gary Kuester and Fredrick J. Knievel, were elected by the members as Class III directors, and two new directors, David Stearns and Leonard Wostrel, were elected as Class III directors.
On June 29, 2004, the Husker Ag Board of Directors elected the following officers: Fredrick J. Knievel, Chairman; Mike Kinney, Vice Chairman; Robert Brummels, Treasurer; and Leonard Wostrel, Secretary.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC" or the "Commission") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company's balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking option and futures contracts that are designated as cash flow hedges to certain forecasted purchasing activities. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

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

Husker Ag purchases corn from local producers but does not currently have definitive agreements with corn producers or grain elevators to provide all the corn required for ethanol production. The Company also attempts to reduce the risks related to corn price volatility through the futures and option markets.

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

Husker Ag believes there are a number of existing projects in Nebraska that could compete with the Company for payments which may require legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain checkoff program. Despite the Company’s written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. If the State of Nebraska establishes such a tax, Husker Ag will be required to pay taxes on the distiller grains it produces which will have a serious adverse impact on Husker Ag’s net income from the production incentive and will reduce its revenue.

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

Update for 2004 Legislative Session: In the 2004 Nebraska Unicameral legislative session which ended April 15, 2004, the Nebraska legislature passed a funding mechanism to fully fund four ethanol plants in Nebraska that are currently qualified under LB 536. However, LB 536 now provides that any ethanol plants that are qualified by June 30, 2004, will be accepted into the program. The Company believes that seven additional plants may be qualified by that date, and to the extent payments are made by the State of Nebraska to these additional plants, the funding for available credits could be reduced for the existing qualified plants, including Husker Ag, unless the Nebraska legislature would provide additional funding for the program.

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

(b)    Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

          None.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)   The Company held its Annual Members’ Meeting on June 7, 2004.

(b)   The members voted to elect the following four (4) Class III Directors to serve until the 2007 Annual Meeting of Members and until their successors are elected.

Name	Votes For	Proxy Votes Withheld

Frederick J. Knievel	7,442	767
Gary Kuester	7,888	777
David Stearns	10,925	76
Leonard Wostrel	9,160	N/A*

* - Leonard Wostrel was not a nominee of the Company's Board of Directors and was therefore not included in the Company's Revocable Proxy provided to all of its members. Further, Mr. Wostrel did not submit an independent proxy on his own behalf. Therefore, while Mr. Wostrel received the votes shown above at the Annual Meeting, he received no proxy votes.

Scott J. Carpenter, John Anderson, Christopher Kalkowski and Thomas Rudloff were also each nominated as a Class III director and received 4,438 votes (821 proxy votes withheld), 3,920 votes, 2,397 votes, and 60 votes respectively and therefore, were not elected. Doug Hall withdrew his nomination at the Annual Meeting and therefore received no votes.

The following five Class I directors had terms of office which continued after the meeting until 2005 when five Class I directors will be elected: Ronald Fick, James Hall, O. Wayne Mitchell, Robert E. Brummels and O. Kelly Hodson. The following four Class II directors had terms of office which continue after the meeting until 2006 when four Class II directors will be elected: Stanley Gyberg, David Kolsrud, Mike Kinney and J. Alex Thramer.

ITEM 5:   OTHER INFORMATION

(a)   INFORMATION NOT PREVIOUSLY REPORTED ON FORM 8-K

On August 13, 2004, the Husker Ag Processing, LLC Board of Directors adopted Amendment No. 10 to the Company’s Second Amended and Restated Operating Agreement (the “Operating Agreement”). The amendment revised the Operating Agreement to replace Jack G. Frahm as the "tax matters partner", as defined under Section 6231(a)(7) of the Internal Revenue Code. The amendment provides that the tax matters partner shall be appointed from time to time by the Board of Directors. On August 13, 2004, the Board also appointed Mike Kinney as the Company's new tax matters partner.

(b)   INFORMATION REQUIRED BY ITEM 401(G) OF REGULATION S-B

                None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

10.1        Amendment No. 10 to the Company’s Second Amended and Restated Operating Agreement adopted August 13, 2004.

31.1        Certification required by Rule 13a-15(e) and 15d-15(e).

31.2        Certification required by Rule 13a-15(e) and 15d-15(e).

32   Section 1350 Certifications.

(b)   REPORTS ON FORM 8-K

(1)         The Company filed a report on Form 8-K on April 20, 2004 reporting a press release issued by the U.S. Department of Agricultural Rural Development regarding a grant awarded to the Company through the USDA Rural Development's Value-Added Agricultural Product Market Development Grant program.

(2)         The Company filed a report on Form 8-K on April 27, 2004 reporting the announcement of a membership distribution.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	/s/ Frederick J. Knievel

Frederick J. Knievel Chairman of the Board, President and Director (Principal Executive Officer)

Date: August 13, 2004	/s/ Robert E. Brummels

Robert E. Brummels Treasurer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Amendment No. 10 to the Company’s Second Amended and Restated Operating Agreement adopted August 13, 2004	Filed herewith
31.1	Certification required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
31.2	Certification required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
32	Section 1350 Certifications	Filed herewith
99.1	Form 8-K filed April 20, 2004	Incorporated by reference to the Form 8-K filed April 20, 2004
99.2	Form 8-K filed April 27, 2004	Incorporated by reference to the Form 8-K filed April 27, 2004

