Form 10QSB
period 2004-09-30
HUSKER AG  LLC
filed 2004-11-15
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004; or

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

Yes     ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

 Class                     Outstanding at September 30, 2004
Membership Units                  15,318 Membership Units

Transitional Small Business Disclosure Format:    Yes    ☐    No    ☒

HUSKER AG, LLC
INDEX TO 10-QSB FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2004

			PAGE
PART I	FINANCIAL INFORMATION

	ITEM 1.	REPORT OF INDEPENDENT REGISTERED
		PUBLIC ACCOUNTING FIRM	3

		CONDENSED BALANCE SHEETS	4

		CONDENSED STATEMENTS OF INCOME	5

		CONDENSED STATEMENTS OF CASH FLOWS	6

		NOTES TO CONDENSED FINANCIAL STATEMENTS	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

	ITEM 3.	CONTROLS AND PROCEDURES	30

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	31

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
		AND USE OF PROCEEDS	31

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
		SECURITY HOLDERS	31

	ITEM 5.	OTHER INFORMATION	31

	ITEM 6.	EXHIBITS	31

		SIGNATURES	32

i

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC

Accountants’ Report and Financial Statements

September 30, 2004 and 2003

Report of Independent Registered Pubic Accounting Firm

Board of Directors
Husker Ag, LLC
Plainview, Nebraska

We have reviewed the accompanying condensed balance sheet of Husker Ag, LLC as of September 30, 2004, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Lincoln, Nebraska
November 1, 2004

3

Husker Ag, LLC

Condensed Balance Sheets

September 30, 2004 and December 31, 2003

Assets

	September 30, 2004	December 31, 2003
	(Unaudited)
Current Assets
Cash	$1,410,269	$9,006,601
Restricted cash	393,060	-
Reverse repurchase agreement	5,109,763	-
Total cash and cash equivalents	6,913,092	9,006,601

Accounts receivable
Trade	1,617,742	1,080,035
Incentives	468,895	1,040,684
Inventories	874,140	892,208
Margin account	2,535,078	435,202
Option and futures contracts	7,813	306,700
Prepaid expenses	160,369	218,666
Total current assets	12,577,129	12,980,096

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,437,996	29,993,299
Other equipment	370,040	362,733
Office building	215,673	215,673
Vehicles	22,200	22,200

	31,130,227	30,678,223
Less accumulated depreciation	3,423,078	1,788,302

	27,707,149	28,889,921
Other Assets
Debt origination costs, net of accumulated amortization; September 30, 2004 - $104,527, December 31, 2003 - $33,382	601,053	411,704

	$40,885,331	$42,281,721

Liabilities and Members’ Equity

Current Liabilities
Accounts payable	$910,226	$1,160,990
Construction loan payable	-	152,643
Current maturities of long-term debt	2,106,524	2,180,757
Option and futures contracts	2,266,175	94,737
Accrued expenses	413,683	168,672
Distributions payable	-	2,297,700

Total current liabilities	5,696,608	6,055,499

Long-term Debt	14,519,071	17,681,803

Members’ Equity - 15,318 units	20,669,652	18,544,419

	$40,885,331	$42,281,721

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm for September 30, 2004
4

Husker Ag, LLC

Condensed Statements of Income

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003

Net Sales
Ethanol sales	$9,188,027	$7,149,332	$26,615,181	$14,292,093
Distillers grain sales	1,857,150	1,495,159	5,605,561	3,187,226
Energy production credits	1,253,304	2,809,891	4,704,146	5,130,426
	12,298,481	11,454,382	36,924,888	22,609,745

Cost of Sales	8,268,610	8,321,228	26,487,815	16,989,981

Gain (Loss) on Options	(2,240,610)	58,072	(1,216,455)	(81,647)

Gross Profit	1,789,261	3,191,226	9,220,618	5,538,117

Selling, General and Administrative Expenses	382,546	224,183	1,287,373	1,208,394

Operating Income	1,406,715	2,967,043	7,933,245	4,329,723

Other Income (Expense)
Other income	227,370	29	229,519	29
Interest expense	(238,665)	(215,326)	(762,259)	(456,463)
Interest income	33,712	3,960	86,028	6,638

	22,417	(211,337)	(446,712)	(449,796)

Net Income	$1,429,132	$2,755,706	$7,486,533	$3,879,927

Basic and Diluted Earnings Per Membership Unit	$93.30	$179.90	$488.74	$253.29

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm for September 30, 2004
5

Husker Ag, LLC

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Operating Activities
Net income	$7,486,533	$3,879,927
Items not requiring (providing) cash
Depreciation and amortization expense	1,705,921	1,215,239
Unrealized loss (gain) on option and futures contracts	2,470,325	(73,603)
Changes in
Accounts receivable	34,082	(2,376,401)
Inventories	18,068	(675,665)
Margin account	(2,099,876)	(755,287)
Prepaid expenses	58,297	(104,230)
Accounts payable and accrued expenses	(5,753)	444,610

Net cash provided by operating activities	9,667,597	1,554,590

Investing Activities
Purchases of property and equipment	(452,004)	(7,150,728)

Net cash used in investing activities	(452,004)	(7,150,728)

Financing Activities
Advances on construction loan	-	9,635,745
Payments on construction loan	(152,643)	-
Payments on long-term debt	(3,236,965)	(6,657)
Payment of debt origination costs	(260,494)	-
Distributions paid	(7,659,000)	(1,269)

Net cash provided by (used in) financing activities	(11,309,102)	9,627,819

Increase (Decrease) in Cash and Cash Equivalents	(2,093,509)	4,031,681

Cash and Cash Equivalents, Beginning of Period	9,006,601	306,320

Cash and Cash Equivalents, End of Period	$6,913,092	$4,338,001

Supplemental Cash Flows Information

Net decrease in accounts payable incurred for site development and construction in progress	$-	$(1,485,614)

Notes payable incurred for site development and construction in progress	$-	$693,260

Interest paid (net of amount capitalized in 2003)	$736,481	$456,463

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm for September 30, 2004
6

Husker Ag, LLC
Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

Note 2:	Summary of Significant Accounting Policies and Basis of Presentation

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2004, cash equivalents consisted primarily of a retail repurchase agreement and mutual fund.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at September 30, 2004, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash.

The Company maintains cash in a retail repurchase agreement at a financial institution whereas the financial institution pledges securities as collateral to secure the balance held under the agreement.

See Report of Independent Registered Public Accounting Firm
7

Husker Ag, LLC
Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

Note 1:	Summary of Significant Accounting Policies and Basis of Presentation - Continued

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of September 30, 2004, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Interest is not charged on overdue accounts. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

At September 30, 2004 the Company had receivables from one customer amounting to 62% of total trade receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials and finished goods is determined using average cost and the first-in, first-out (FIFO) method, respectively. At September 30, 2004, inventories were comprised of the following:

Raw materials, enzymes and additives	$509,079
Work-in-progress	167,370
Finished goods	197,691

$874,140

Debt Origination Costs

As part of a debt refinancing in January, 2004, the Company was required to pay loan origination costs and other fees, including a USDA guarantee fee, totaling $260,494. Such costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs and amortization expense amounted to $601,053 and $71,145, respectively, as of and for the period ended September 30, 2004.

See Report of Independent Registered Public Accounting Firm
8

Husker Ag, LLC
Notes to Condensed Financial Statements

September 30, 2004

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

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which ranges from 3 to 30 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using the straight-line method.

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

September 30, 2004

(Unaudited)

Note 3:	Commitments and Related Parties

On August 29, 2002, the Company entered into a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 35 million therms of natural gas at a fixed price over a five-year initial term. The agreement is renewable at the end of the initial term for an additional five-year period.

On March 7, 2004, the Company renewed an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The marketing agreement expires September 7, 2005.

At September 30, 2004, the Company had entered into agreements to purchase 1,944,890 bushels of corn at an average price of $2.59 per bushel to be delivered between October 2004 and January 2006. Forty-nine contracts totaling 599,588 bushels are with related parties.

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

On January 20, 2004 the Company converted its construction loan into permanent financing. As part of the conversion, the Company made a principal payment in the amount of $152,643 and entered into three term loans, two of which remain outstanding at September 30, 2004. Subject to any payment changes resulting from changes in the interest rate charged, these term notes are due on demand. If no demand is made, the notes are payable as described below. Stearns Bank has waived the demand provision on the two term notes through September 2005. The term loans are also subject to prepayment penalties and certain restrictive covenants which among other things require prior lender approval of distributions and the maintenance of minimum levels of tangible net worth, debt to tangible net worth, current ratio, and working capital.

See Report of Independent Registered Public Accounting Firm
10

Husker Ag, LLC
Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

Note 4:	Long-term Debt - Continued

Long-term debt as of September 30, 2004 includes:

Note payable to Stearns Bank due in monthly installments of principal and interest of $125,633. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.5% at September 30, 2004), adjusted quarterly. The note matures April 2011 and is collateralized by substantially all assets of the Company, a first deed of trust on real property and a 70% USDA guarantee.	$8,161,530
Note payable to Stearns Bank due in monthly installments of principal and interest of $125,633. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (5.5% at September 30, 2004), adjusted quarterly. The note matures April 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	8,161,530
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $326,060 expiring January 30, 2005. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	302,535
16,625,595
Less current maturities	2,106,524
$14,519,071

The Company has a line of credit, with maximum borrowings of $1,000,000, expiring March 31, 2005. At September 30, 2004, there were no borrowings against the line. The line is collateralized by a security agreement dated January 20, 2004. Interest will accrue at a variable interest rate of Wall Street Journal Prime plus 0.50%, but not less than 6.45% and is due monthly.

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

September 30, 2004

(Unaudited)

Note 5:	Retirement Plan

The Company has a retirement plan covering substantially all employees. The Company’s contributions to the plan are determined by the Board of Directors. Discretionary contributions to the plan were $26,450 for the nine month period ended September 30, 2004.

Note 6:	Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the September 30, 2004 and December 31, 2003 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

Currently, futures and options contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of futures and options contracts are recorded on the income statement in cost of sales and gains/loss on options, respectively.

See Report of Independent Registered Public Accounting Firm
12

Husker Ag, LLC
Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

Note 7:	Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the condensed financial statements as of and for the nine months ended September 30, 2004 are approximately as follows:

Balance Sheet
Accounts receivable	$52,638

Statement of Income
Distillers grain sales	$815,222
Corn purchases	4,036,701
Commissions and salary on distillers grain sales	42,252

Note 8:	Disclosure Regarding Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts may not necessarily represent the underlying fair value of the Company. The Company’s financial instruments are comprised of cash and cash equivalents, commodity margin accounts, accounts receivable, accounts payable, option and futures contracts and long-term debt. The fair values of such financial instruments approximate the amounts recorded in the Company’s financial statements due primarily to their short-term nature or variable interest rate terms.

See Report of Independent Registered Public Accounting Firm
13

Husker Ag, LLC
Notes to Condensed Financial Statements

September 30, 2004

(Unaudited)

Note 9:	Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. As of and for the nine month period ended September 30, 2004, accounts receivable and credits earned related to this program totaled approximately $383,000 and $2,590,000, respectively.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of and for the nine month period ended September 30, 2004, accounts receivable and credits earned related to this program totaled approximately $86,000 and $2,115,000, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program will be realized within the first 12 months of operations.

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

The Company commenced operations of its ethanol plant in March 2003 and became fully operational by the end of March 2003. However, it did not begin operating at name plate capacity until the 2nd quarter of 2003. Accordingly, the Company does not have comparable income, production and sales data for the nine months ended September 30, 2003. Any comparisons between the first nine months of 2003 and the first nine months of 2004 should be reviewed with these important distinctions in mind.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had current assets of $12,577,129, including cash and cash equivalents of $6,913,092 and the Company had total assets of $40,885,331. The Company’s cash generated interest income of $86,028 for the nine months ended September 30, 2004. As of September 30, 2004, the Company had current liabilities totaling $5,696,608 consisting of accounts payable, accrued expenses, current maturities of long-term debt and negative positions in option and futures contracts. As of September 30, 2004, the Company's ratio of current assets to current liabilities was 2.21 to one. The Company's current assets include $1,617,742 in trade accounts receivable as of September 30, 2004.

As of September 30, 2004, the Company had total member’s equity of $20,669,652, or $1,349.37 per unit, compared to total member's equity of $18,544,419, or $1,210.63 per unit, as of September 30, 2003.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the nine months ended September 30, 2004, generated $9,667,597 of net cash flow, which included energy production credits from state and federal programs, as discussed below. The net cash generated from operating activities includes net income from operations of $7,486,533 for the first nine months of 2004, adjusted by, among other items, the addition of depreciation and amortization expense in the amount of $1,705,921 and the change in the market value of outstanding option and futures contracts during the nine month period ended September 30, 2004, in the amount of $2,470,325. The net cash generated from operating activities was reduced by an increase in the margin account of $2,099,876.

Cash Flow from Investing Activities. Net cash used for investing activities for the nine months ended September 30, 2004 totaled $452,004, which was used for the purchase of property and equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the nine months ended September 30, 2004 totaled $11,309,102, which was used for the payment of distributions to members ($7,659,000), payments on the construction loan and other long-term debt ($3,389,608) and the payment of debt origination costs ($260,494).

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

From October 3, 2002 through the conversion of the construction loan into permanent financing in January 2004, the Company borrowed a total of $19,827,860 from the Bank under its construction loan. The Company’s primary source of liquidity during the construction phases of the plant was borrowing under its construction loan and its revolving line of credit with the Bank. The Company's primary source of liquidity since completion of construction and commencement of operations has been cash generated from operating activities, including sales of ethanol and distillers grain, regulatory incentive payments, and the Company's line of credit with the Bank. While the Company used the Bank line of credit for a brief time during 2003, there was no outstanding indebtedness on the line of credit as of September 30, 2004, and the Company has not used the line of credit to date in 2004.

At December 31, 2003, there was $19,333,143 in outstanding borrowings under the construction loan, as extended. The loan was converted into three term notes on January 20, 2004, as discussed below. One of the term notes was paid in full on June 30, 2004. The outstanding borrowings are classified between current and long-term liabilities on the accompanying September 30, 2004 condensed balance sheet based on the terms of the refinancing.

On January 20, 2004, the Company converted its construction loan into permanent financing. As part of the conversion, Husker Ag made a principal payment in the amount of $152,643, and entered into three terms loans, two of which remain outstanding at September 30, 2004. The original three loans are as follows:

(1) Loan A: $8,837,300 principal amount, a 70% USDA Guaranty loan, amortized over 7 years, 3 months.

(2) Loan B: $8,837,300 principal amount, conventional loan, amortized over 7 years, 3 months.

(3) Loan C: $1,505,900 principal amount, conventional loan, amortized over 48 months. The Company paid this Loan C in full on June 30, 2004.

The interest rate on the above loans is Wall Street Journal Prime Rate plus 1.25%, adjusted quarterly (the WSJ Prime Rate was increased by one-half point during the third quarter 2004 to 4.75%, with a resultant interest rate of 6.0% for the 4th quarter of 2004). In connection with the conversion of the construction loan into permanent financing, the Company also paid a conversion fee of $116,227, and a 2% USDA fee of $123,722. Loans A and B are collateralized on a pari passu basis with the USDA, with a first real estate mortgage on the ethanol plant real estate, and a first security interest on accounts receivable, inventory, equipment, fixtures, personal property and general intangibles. Loan A is subject to prepayment premiums of 5% of principal balance in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five. There is no prepayment premium on Loan B. The permanent loan agreement with the Bank includes a covenant requiring lender approval prior to the Company making any distributions to members. Additional loan covenants include the requirement of a minimum of 40% tangible balance sheet equity to be maintained by the Company, a total debt to tangible net worth ratio of not more than 2.5, a ratio of current assets to current liabilities of not less than 1.5x, and the maintenance of working capital of not less than $2.5 million.

The promissory notes representing the remaining two term loans described above each include a provision that the notes are due on demand, but if no demand is made, the notes are due in accordance with the amortization payments schedules described below. However, the Bank has provided the Company with a written waiver of the demand provision under the notes effective through September 30, 2005.

The following describes the future annual long-term debt payments required under the Company's notes with the Bank as of January 20, 2004:

(1) Loan A ($8,837,300 principal amount) is payable in monthly installments of $122,668, with a maturity date of April 2011.

(2) Loan B ($8,837,300 principal amount) is payable in monthly installments of $122,668, with a maturity date of April 2011.

As of September 30, 2004, the future annual maturities of all long-term debt of Husker Ag by calendar year (or portion thereof) are as follows assuming that no demand is made by the Bank:

2004 (final quarter): $516,302
2005: $2,153,798
2006: $2,286,061
2007: $2,426,457
2008: $2,575,487
2009 and thereafter: $6,667,490

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

MANAGEMENT’S PLAN OF OPERATIONS

Results of Operations

General

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

The Company did not reach at or near full capacity until the 2nd quarter of 2003. Therefore, its income, production and sales data for the nine months ended September 30, 2003, are for less than six months of operations at or near full capacity and do not therefore provide meaningful comparable information to the first nine months of 2004. However, the Company’s 3rd quarter results from 2003 should provide a reasonable basis for comparison with its 3rd quarter results from 2004.

Net Sales

Net sales for the nine months ended September 30, 2004 were $36,924,888 which included $26,615,181 of ethanol sales and $5,605,561 in sales of distillers grain. Net sales also included $4,704,146 of energy production credits, which includes ethanol producer credits from the State of Nebraska totaling $2,589,625 and $2,114,521 of ethanol producer credits from the federal government. Husker Ag had total net sales of $22,609,745 during the nine months ended September 30, 2003. The Company had less than six months of full operations during this nine month period of 2003. Therefore, the net sales for the nine months ended September 30, 2003, does not provide a meaningful comparison with net sales for the nine months ended September 30, 2004.

Based on the net sales figures for the first nine months of 2004, the sale of ethanol comprised 72.1% of the Company's total sales revenue, distillers grain sales comprised 15.2%, and state and federal energy production credits were 12.7% of total net sales. If energy production credits are excluded, ethanol sales represents 82.6% and distillers grain sales represents 17.4% of the total revenue of the Company from the sales of its products.

Net sales for the three months ended September 30, 2004 were $12,298,481, compared to net sales for the three months ended September 30, 2003 of $11,454,382, which is a 7.4% increase. The Company experienced this increase in its net sales despite a 55.4% decrease in its energy production credits. The Company's energy production credits are discussed in detail below in the subheading "Energy Credits." However, excluding energy production credits, net sales increased $2.4 million, or 27.8%, for the three months ended September 30, 2004, compared to the same period of the prior year. This increase results from a 28.5% increase in ethanol sales and a 24.2% increase in distillers grain sales.

These increases are due to an increase in the plant's output as well as a significant increase in the Company's average sales price for both ethanol and distillers grain. The Company's ethanol plant produced 7.06% more gallons of denatured alcohol during the three months ended September 30, 2004, compared to the same time period in 2003. The Company's average sales price of ethanol for the 3rd quarter of 2004 increased by approximately 21.3% from the 3rd quarter of 2003. The Company experienced similar increases in its distillers grain production and sales.

The Company does not expect similar increases in its production in the foreseeable future. The plant was operating at or near 100% of name plate capacity during the 3rd quarter of 2003, which is 20 million gallons of ethanol per year. During the first nine months of 2004, the plant has been operating above name plate capacity. Since the Company does not presently have the plant capacity to significantly increase its production, any material increases in the Company's sales for the near future must come from increases in the prices that the Company is able to sell its products. While Management believes that the ethanol market is currently strong, those prices are based upon market conditions that are beyond the control of Husker Ag.

Net Income

Net income for Husker Ag for the nine months ended September 30, 2004 was $7,486,533, consisting of income from operations of $7,933,245, $229,519 of other income and $86,028 of interest income offset by $762,259 of interest expense. Net income from operations for the nine month period ended September 30, 2004 included a $1,216,455 loss on option and futures contracts, which includes both the actual net loss on option and futures contracts closed during the first nine months of 2004 and the change in the market value on outstanding option and futures contracts during the nine months ended September 30, 2004.

Husker Ag reported net income for the three months ended September 30, 2004 in the amount of $1,429,132. This income resulted primarily from its gross profit from operations including energy production credits of $1,253,304. Husker Ag reported net income of $2,755,706 for the three months ended September 30, 2003. For the reasons stated below, the Company’s net income for the 3rd quarter of 2004 decreased by $1,326,574 or 48.1% from the 3rd quarter of 2003.

The Company's net income for the 3rd quarter of 2004 was significantly less than its net income for the same period of the prior year due to a large loss on option and futures contract ($2,240,610) and a significant decrease in its energy production credits ($1,556,587). The Company's option and futures contracts and energy credits are discussed below. These reductions in income were partially offset by the $2.4 million increase in the Company's net sales of its products as discussed above.

The Company has two material categories of income and/or loss included in its gross profit calculation that are not expected to be consistent from year to year for the foreseeable future. First, Management expects that its reported gain or loss on option and futures contracts will continue to fluctuate due to a corn market that has historically fluctuated over time. Second, the federal and state energy production credits for the first nine months of 2004 ($4,704,146) were unusually high and the Company will not experience similar results for either the remainder of 2004 or for the calendar year 2005 for the reasons discussed below.

Option and Futures Contracts

The Company's net income for the nine months ended September 30, 2004, included realized and unrealized losses on option and futures contracts in the amount of $1,216,455, largely due to a loss of $2,240,610 during the 3rd quarter. Market conditions during the 3rd quarter of 2004 were extremely unfavorable for the Company's option and futures contracts offsetting the gain reported for the six months ended June 30, 2004. These losses were realized in a decreasing corn price market, and are recognized ahead of decreased corn production costs. Unless corn prices begin to rise again, the Company may expect to realize additional losses on option and futures contracts.

Energy Credits

The Company's net income for the nine months ended September 30, 2004 reflects energy production credits related to the state and federal energy production programs of $2,589,625 of ethanol producer credits earned from the State of Nebraska and $2,114,521 of ethanol producer credits earned from the federal government, totaling $4,704,146. The Company's net income for the first nine months of 2004 without the state and federal production credits included in net sales would have been $2,782,387 (compared to actual net income of $7,486,533). The Company does not expect to receive such a large amount of production credits in the future.

While the Company believes that the State of Nebraska ethanol producer credits should continue in 2005, it currently estimates that it will receive only an additional $223,000 for the final quarter of 2004. The amount of federal ethanol producer credits earned is also expected to decline substantially for the last three months of 2004. However, unlike the Nebraska credits, the Company expects to receive only minimal federal program payments in 2005. The large amount of federal credits reported in the first nine months of 2004 resulted from two unique events that will not be duplicated in either the remainder of 2004 or in 2005.

First, the amount of federal support payments reported as income in the Company's December 31, 2003, financial statements was based upon an estimate by Management based upon the best information available at the time. When those financial statements were issued, it appeared that the federal government may not fully fund the federal Bioenergy Program (discussed further below) and therefore it was unclear whether the Company would actually receive all of the credits that it had earned during 2003 under the program. After the release of the Company's December 31, 2003, financial statements, the federal government agreed to fully fund the program, and as a result the net income for the first nine months of 2004 includes federal credits in the amount of $814,877 that were actually earned in 2003. This is a unique event that will not be repeated for the remainder of 2004.

Second, as explained further below, the federal credits are largely based on the increase in gallons of ethanol produced from the Company's prior year (using the federal government's fiscal year). Because the ethanol plant was not operating at full capacity until the second quarter of 2003, the Company reported $2,114,521 of federal production credits in its net income for the first nine months of 2004 due to the significant increase in production over last year's results. However, since the plant was operating at nearly full capacity for the last three to six months of 2003, there will be only a minimal increase in production and therefore a minimal amount of credit available for the remainder of 2004. Accordingly, the Company currently estimates that it will earn only an additional $70,000 in federal ethanol producer credits for the final quarter of 2004.

Energy Credits -- Federal Program. The ethanol producer credits from the federal government includes incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program. This Bioenergy Program has been extended through September 30, 2007. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. The maximum amount any one producer may receive annually under the program is $7.5 million. Funding for the program is limited to $150 million per year, with a proration factor used if estimated payments to all eligible producers for the fiscal year exceed the available funding. Husker Ag has filed agreements to be eligible for payments under this program and have submitted the required quarterly application for payment. As noted above, Husker Ag anticipates it will receive less incentive revenue under the Bioenergy Program in the future because these incentive payments are partially based on the increase in gallons of ethanol produced compared to the prior year’s production, as opposed to the total number of gallons produced in the current year. Therefore, the Company will receive only minimal payments under this program in the future.

Energy Credits -- Nebraska Program. In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. See "Risk Factors" below.

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

Marketing Agreement

Husker Ag currently has Eco-Energy, Inc. ("Eco-Energy") engaged to market and sell its ethanol. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract (the "Contract") with FCStone, LLC ("FCStone") and Eco-Energy pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the Contract. In September 2004, this Contract was automatically extended for one year on the same terms and conditions. In September 2005, it will again automatically renew for one year unless Husker Ag provides notice of termination prior to May 4, 2005.

Interest Income

For the nine months ended September 30, 2004, Husker Ag had $86,028 of interest income. Interest income consists of income earned on cash on hand and short-term investments pending use of the funds for operations. For the nine months ended September 30, 2003, Husker Ag had only $6,638 of interest income due to a much smaller amount of available cash prior to the end of the 3rd quarter.

Cost of Sales

Husker Ag’s cost of sales, which includes production expenses, for the nine month period ended September 30, 2004, was $27,704,270 (which includes the $1,216,455 loss on option and futures contracts).

Husker Ag's cost of sales for the three months ended September 30, 2004, was $10,509,220 (which includes the $2,240,610 loss on option and futures contracts). This compares to the net cost of sales for the three months ended September 30, 2003, in the amount of $8,263,156 (which is net of the $58,072 gain on option and futures contracts). This is a 27.2% increase which is almost entirely due to the large loss on option and futures contracts for the 3rd quarter of 2004 compared to a small gain on option and futures contracts during the 3rd quarter of 2003.

Administrative Expenses; Interest Expense

During the first nine months of 2004, Husker Ag incurred selling, general and administrative expense of $1,287,373 and recorded interest expense of $762,259 primarily from its loans with Stearns Bank, N.A. The selling, general and administrative expenses during the nine month period ended September 30, 2004 increased $78,979 compared to the same period ended September 30, 2003, an increase of 6.5%. This increase is a result of an increase in the Company's normal operating expenses incurred by the Company in second and third quarters of 2004, offset somewhat by the large amount of additional labor and associated expenses required during the plant's start-up phase in the first quarter of 2003.

During the three months ended September 30, 2004, Husker incurred selling, general and administrative expenses of $382,546 and interest expense of $238,665. This compares to selling, general and administrative expenses of $224,183 and interest expense of $215,326 for the three months ended September 30, 2003. The Company's selling, general and administrative expenses for the third quarter of 2004 increased by approximately $158,000 or 70.6% from same period of the prior year. This increase was generally due to an overall increase in the Company's normal operating expenses including increases in repairs ($24,000), property taxes ($74,000), depreciation ($32,000) and amortization ($24,000).

Miscellaneous

Husker Ag expects to continue operating the plant at, or above, its name-plate capacity of 20 million gallons annually. Husker Ag expects to have sufficient cash from operations to cover its operating and administrative costs and intends to fund working capital, capital expenditures, and debt service obligations for the next twelve months primarily through cash flows generated from its operating activities.

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

Plan of Operations for the Next Twelve Months

Husker Ag's sole business is the operation of the ethanol plant, and Management's focus during the coming year will continue to be on the efficient maintenance and operation of the plant, and the maximum production of ethanol and distillers grain on an economical basis. While certain aspects of the Company's profitability are dependent on factors external to the Company's operations (such as the price of corn and ethanol), Management will focus on increasing plant and employee efficiency, maintaining a cost efficient operation, and decreasing through hedging positions volatility and market risk for the Company's corn input prices and ethanol product output prices.

The Company is currently paid for its ethanol within three business days of shipment, while payment for distillers grain is made on a twice monthly billing cycle (on the first and 16th of each month). The principal costs associated with the operation of the plant are employment costs, utilities, purchase of corn inventory, purchase of enzymes, chemicals and other materials necessary to operate the plant, interest on indebtedness and general and administrative expenses. Increases and decreases in the price of corn and/or the price of ethanol may have a material impact on the liquidity and profitability of the Company. Increases in the price of corn will increase costs to the Company and therefore, would reduce its liquidity and profitability. Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. Similarly, decreases in the price of corn may increase revenues to the Company and therefore, would increase the liquidity and profitability of the Company.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grain to utilize all of the corn subject to the option and futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company’s control. Husker Ag may incur similar costs in connection with its hedging transactions and these costs may be significant. A risk management policy has been adopted by the Company's Board of Directors. The Company currently does not meet the requirements for cash flow hedging under FASB 133.

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

Employees

As of November 12, 2004, Husker Ag had 32 employees to manage and operate the ethanol plant. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag considers its relationship with its employees to be good.

Books and Records

Husker Ag currently relies on its internal staff for the maintenance of its books and records. Husker Ag hired Kristine Wacker as its internal accountant on June 21, 2004. Ms. Wacker is primarily responsible for the maintenance of the Company’s accounting books and records. She is assisted by full-time office administrative personnel, all of whom are responsible for compliance with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records.

Off-Balance Sheet Arrangements

At September 30, 2004, the Company did not have any off-balance sheet arrangements.

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

The Company has adopted an Affiliated Transactions Policy, which provides as follows concerning transactions with affiliated persons or entities:

All material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties, and all material affiliated transactions and loans, or any forgiveness of loans must:

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

Notwithstanding anything in the Affiliated Transaction Policy to the contrary, all sales of corn and other feedstock by directors, officers, members or other affiliated parties to the Company, and all purchases of ethanol, distillers grain and other co-products by directors, officers, members or other affiliated parties from the Company, shall not require any of the approvals described above, provided, the purchase or sale price is equal to the then current market price and the transaction is on terms no less favorable than those that can be obtained from unaffiliated third parties.

Except as set out in the Affiliated Transactions Policy regarding the sale of corn and purchases of ethanol and distillers grain, Husker Ag did not enter into any such agreements with any of its directors, officers or their affiliates during the quarter ended September 30, 2004.

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Notes 3 and 7 to the Condensed Financial Statements for additional information on these related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of September 30, 2004, the Company had receivables from Eco-Energy, Inc. ("Eco-Energy") amounting to 62% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company's customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and Management would expect to find other customers should Eco-Energy's purchases from the Company decrease for any reason.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of September 30, 2004, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Because Husker Ag elected to purchase a thermal oxidizer, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. Once the modified Air Quality Construction Permit is issued, Management believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. Management currently anticipates that the Air Quality Operating Permit will be issued by the NDEQ, but will require the Company to construct hard surface roadways inside the plant with three years of commencement of plant operations, or by March 2006.

Husker Ag Policy with respect to Announcement of Any Future Distributions

Effective September 17, 2003, the Husker Ag Board of Directors has adopted the following policy with respect to the announcement of any future distributions to be made by Husker Ag to its members, in order to provide members, and any persons considering the purchase of Husker Ag membership units, adequate prior notice of such distributions: The Company will make a public announcement of any distribution to members which has been approved by the Husker Ag Board of Directors within the 60 day period prior to the commencement of the calendar trimester in which the record date for the distribution would occur. Under the new Husker Ag Trading System described below, the new calendar trimester commencement dates are December 1, April 1, and September 1, and the announcement by Husker Ag would include both the future record date for the distribution and the amount per membership unit of such distribution.

On August 21, 2004, the Husker Ag Board of Directors declared a distribution of $150.00 per membership unit to members of record as of September 10, 2004 for a total distribution of $2,297,700 based on 15,318 membership units issued and outstanding. The Company paid the distribution on or about September 15, 2004. The Company’s lender, Stearns Bank, N.A., approved this distribution as required under the Company’s loan agreements with the Bank.

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

Commencement of Husker Ag, LLC Trading System

in February 2003, Husker Ag retained the services of Variable Investment Advisors, Inc. ("VIA"), a broker-dealer registered with the SEC and the National Association of Securities Dealers, Inc. (“NASD”), pursuant to a Trading Services Agreement, to administer and operate an electronically accessible alternative trading system which conforms to state and federal securities laws and also complies with the qualified matching service rules set forth in the Internal Revenue Code.

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

The Company has been reviewing other alternatives to the VIA trading system which comply with applicable laws and IRS regulations, and on October 15, 2004, received approval from the Nebraska Department to operate its own trading system (the "Trading System") limited to trading in membership units of Husker Ag. As a result of this approval, the Company intends to commence operation of its Trading System on December 1, 2004. The Trading System will operate on a trimester basis commencing December 1, April 1 and September 1 of each year. In accordance with Section 10.9(b) of the Husker Ag Operating Agreement, the Husker Ag Board has established the trimester period as an "interim transfer period" with respect to transfers effected through the Trading System.

The Trading System is intended to match a list of interested buyers with a list of interested sellers, along with their nonfirm price quotes. The Trading System will not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer Husker Ag membership units may be reached. There are detailed timelines that must be followed under the Trading System Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Husker Ag Trading Systems Rules and Procedures, the Husker Ag Operating Agreement, and are subject to approval by the Husker Ag Board of Directors.

The Husker Ag Trading System has been designed to comply with federal tax laws and IRS regulations establishing a "qualified matching service," as well as state and federal securities laws. As a result, transfers of Husker Ag membership units are strictly regulated, and the Nebraska Department's approval is based on representations made to the Nebraska Department concerning the operation of the Trading System, including the Husker Ag Trading System Rules and Procedures. The Husker Ag Trading System Rules and Procedures are filed as an exhibit to this Form 10-QSB, and will also be available upon request from Husker Ag.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company's balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of income when the related corn purchased is recognized in cost of sales.

Currently, option and futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of futures and option contracts are recorded on the income statement in cost of sales and gains/loss on options, respectively.

RISK FACTORS

Husker Ag’s business is not diversified and this could reduce the value of the membership units.

Husker Ag’s success depends largely upon its ability to timely complete and profitably operate its ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to manufacture ethanol and distillers grain. If economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag’s business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

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

Changes in the supply and demand, as well as the production and price, with respect to corn could make it more expensive to produce ethanol which could decrease Husker Ag’s profits.

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

Husker Ag purchases corn from local producers but it does not currently have definitive agreements with corn producers or grain elevators to provide all the corn required for ethanol production. The Company also attempts to reduce the risks related to corn price volatility through the futures and option markets.

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

The ethanol industry and Husker Ag’s business benefit from continuation of the federal ethanol credit. This credit has supported a market for ethanol that could be adversely impacted without the credit. After the recently enacted American Jobs Creation Act of 2004 extended the tax incentives for an additional three years, the federal subsidies and tax incentives are now scheduled to expire September 30, 2010. These subsidies and tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and Husker Ag cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on Husker Ag’s business by making it more costly or difficult for it to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, Husker Ag believes that a decreased demand for ethanol will result.

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

Husker Ag believes there are a number of existing projects in Nebraska that could compete with the Company for payments which may require legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain checkoff program. Despite the Company’s written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. If the State of Nebraska establishes such a tax, Husker Ag will be required to pay taxes on the distillers grain it produces which will have a serious adverse impact on Husker Ag’s net income from the production incentive and will reduce its revenue.

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

Update for 2004 Legislative Session: In the 2004 Nebraska Unicameral legislative session which ended April 15, 2004, the Nebraska legislature passed a funding mechanism to fully fund four ethanol plants in Nebraska that are currently qualified under LB 536. However, LB 536 now provides that any ethanol plants that are qualified by June 30, 2004, will be accepted into the program. The Company believes that seven additional plants may have been qualified by that date, and to the extent payments are made by the State of Nebraska to these additional plants, the funding for available credits could be reduced for the existing qualified plants, including Husker Ag, unless the Nebraska legislature would provide additional funding for the program.

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

Husker Ag expects to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify Husker Ag as a “publicly traded partnership.” This means that Husker Ag will pay no income tax and all profits and losses will “pass-through” to its members who will pay tax on their share of Husker Ag’s profits. Husker Ag’s members may receive allocations of taxable income that exceed any cash distributions made, if any. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict Husker Ag’s ability to pay cash distributions, or its decision to retain or use the cash generated by the business to fund its operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of Husker Ag’s taxable income with personal funds, even if the members receive little or no cash distributions from the Company.

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

(b)     Changes in Internal Controls: In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5:    OTHER INFORMATION

(a)    INFORMATION NOT PREVIOUSLY REPORTED ON FORM 8-K
None.

(b)    INFORMATION REQUIRED BY ITEM 401(g) OF REGULATION S-B

None.

ITEM 6:    EXHIBITS

        31.1    Certification required by Rule 13a-15(e) and 15d-15(e).
        31.2    Certification required by Rule 13a-15(e) and 15d-15(e).
        32    Section 1350 Certifications.
        99.1    Husker Ag Trading System Rules and Procedures

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004.	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board,
President and Director (Principal Executive Officer)

Date:November 12, 2004.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
31.2	Certification required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
32	Section 1350 Certifications	Filed herewith
99.1	Husker Ag Trading System Rules and Procedures	Filed herewith

