Form 10KSB
period 2004-12-31
HUSKER AG  LLC
filed 2005-03-31
CIK 1133555

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________________to___________________

Commission file number: 333-60580

HUSKER AG, LLC
(Name of Small Business Issuer in its Charter)

Nebraska		47-0836953
(State or other jurisdiction of Incorporation or organization)		(IRS Employer Identification No.)
54048 Highway 20 Plainview, Nebraska 68769 (402) 582-4446
(Address and telephone number of Issuer's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Membership Units ($1,000 per unit)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $47,785,060

The aggregate market value of the membership units held by non-affiliates of the Company was $15,774,595, based on the book value of the membership units as of December 31, 2004. Membership units held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 29, 2005, 15,318 shares of the Company’s membership units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement of the registrant for the Annual Meeting of Members currently scheduled to be held June 6, 2005, are incorporated in Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HUSKER AG, LLC
INDEX TO 10-KSB FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2004

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), was organized on August 29, 2000 to construct and operate an ethanol plant to be located near Plainview, Nebraska. The Company completed construction its plant and began operating in early 2003. Husker Ag is managed by a thirteen member Board of Directors.

(b) BUSINESS OF ISSUER

Husker Ag’s ethanol plant converts, on an annual basis, roughly nine million bushels of corn into approximately 25 million gallons of ethanol per year. The ethanol plant also produces over 160,000 tons annually of animal feed known as distillers grain, which may be sold as distillers dried grain with solubles, distillers modified wet grain and distillers wet grain. These types of distillers grain are the principal co-products of the ethanol production process. The Company currently produces and sells only modified wet distillers grain.

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

Stillage from the distillation process is then pumped into one of several centrifuges and water from the centrifuges is evaporated into a thick syrup. The solids that exit the centrifuge are called wet cake and may be conveyed to a dryer for drying. Syrup may be added to the wet cake as it enters the dryer, where moisture will be removed. This process produces distillers dried grain with solubles, which may be used as animal feed. The wet grain and syrup may be combined and sold as animal feed without drying or with only partial drying.

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (a) an octane enhancer in fuels; (b) an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and (c) a non-petroleum-based gasoline extender. Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The overwhelming majority of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies.

Distillers Grain

A principal co-product of the ethanol production process is distillers grain, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing may create three forms of distillers grain: distillers wet grain, distillers modified wet grain, and distillers dried grain. Distillers wet grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days). Distillers modified wet grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. The Company is currently producing almost entirely distillers modified wet grain which is sold to nearby markets. The Company could switch to dried distillers grain if there were a significant change in local demand or a material change in market conditions for the Company's current modified wet grain product.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of December 31, 2004, the Company had receivables from Eco-Energy, Inc. ("Eco-Energy") amounting to 50% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company's customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and Management would expect to find other customers should Eco-Energy's purchases from the Company decrease for any reason. See the section entitled "Ethanol Industry - Ethanol" below for information regarding the Company's agreement with Eco-Energy.

Ethanol Industry

Fuel ethanol is sold primarily to oil refiners and gasoline distributors for blending with gasoline. By extending fuel supplies, enhancing fuel octane, and serving as an oxygenate for meeting environmental standards, fuel ethanol provides a strategic benefit to marketers of gasoline. Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive. However, given the large amount of ethanol production coming on line in the foreseeable future, ethanol prices may be driven down regardless of whether the wholesale price of gasoline continues to rise. See sections below entitled "Competition" and "Risk Factors" for further discussion of this issue.

The fuel ethanol industry has been growing in terms of gallons produced at a compound annual growth rate of 13.2% since 1980. This growth has been the result of strong underlying economic demand and public support for fuel ethanol, which has been driven by a variety of factors. One of the most important factors is the strategic benefit gasoline suppliers receive from using fuel ethanol as an octane enhancer and as an extender of gasoline supplies. Another significant factor has been the environmental benefits of fuel ethanol as an oxygenate, which has made it attractive to gasoline suppliers for marketing purposes and for meeting environmental standards.

The ethanol industry is very dependent on several governmental economic incentives.

Federal Ethanol Supports

In order to address two distinct pollution problems, the Clean Air Act Amendments of 1990 created two programs mandating changes in fuel composition: the Federal Oxygen Program aimed at carbon monoxide; and the Reformulated Gasoline Program targeted at smog-forming emissions. These programs created a market for ethanol as an oxygenate.

The Federal Oxygen Program became effective November 1, 1992, and had the largest effect on ethanol sales. This program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. The Reformulated Gasoline Program became effective January 1, 1995. This program requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone (i.e., smog).

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.

Husker Ag has received and expects to continue to receive benefits from economic incentives to produce ethanol. The primary federal incentive is the exemption of 10% ethanol blends from 5.2 cents per gallon federal gas tax during 2004. This exemption was reduced to 5.1 cents per gallon in 2005. Because the exemption generally applies to 10% blends, it amounts to an effective subsidy of 51 cents per gallon of pure ethanol (5.1 cents / 10%).

On October 22, 2004, President Bush signed H.R. 4520 into law which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. The VEETC replaced the exemption described above with a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended through December 31, 2010. Unlike the previous exemption described above, the tax credit under the VEETC is from general revenues and does not impact the highway trust fund, and thus the VEETC removes a disincentive for states to use ethanol.

Husker Ag has also received the benefits of the federal small producer’s credit which is a 10¢ per gallon of ethanol tax credit available for ethanol produced at plants with 30 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax 10¢ per gallon on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2007. The pass-through nature of Husker Ag’s partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member. Moreover, the alternative minimum tax may impact an individual member's ability to take advantage of this credit.

The Company has also received ethanol producer credits from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. In 2004, the Company received approximately $2.2 million under this program. However, because the Company operated at nearly full capacity during 2004, the Company expects to receive federal ethanol producer credits of less than $100,000 during 2005.

State Ethanol Supports

Husker Ag has also received and anticipates continuing to receive economic benefits to produce ethanol at the state level. The State of Nebraska established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. Under current Nebraska law, no producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer can receive tax credits for more than 125 million gallons of ethanol produced over a consecutive 96 month period. The minimum production level to qualify for credits is 100,000 gallons of ethanol annually. Assuming Husker Ag continues to produce at least 15,625,000 gallons of ethanol in a year, this producer tax credit could result in payments of up to $2,812,500 to Husker Ag annually; subject to the statutory maximum limit. The production incentive is scheduled to expire June 30, 2012. See "Risk Factors" below.

Marketing and Distribution Methods

Ethanol

Husker Ag has retained Eco-Energy Systems ("Eco-Energy") to sell and market its ethanol through normal and established markets which includes local, regional and national markets. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract (the "Contract") with FCStone, LLC ("FCStone") and Eco-Energy pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the Contract. In September 2004, this Contract was automatically extended for one year on the same terms and conditions. In September 2005, it will again automatically renew for one year unless Husker Ag provides notice of termination prior to May 4, 2005.

Eco Energy Systems markets and sells most of its ethanol throughout the United States, primarily by rail. The target market area for the ethanol produced at the plant includes local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Kansas, Missouri, Colorado, Minnesota, Illinois, Iowa, California, New Mexico and Oregon.

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

Distillers Grain

The dry milling process that produces ethanol also produces distillers grain, which are primarily used as a high protein animal feed. The price of distillers grain generally varies with grain prices, so that increases in grain costs are partially offset by increases in distillers grain prices. Husker Ag is currently producing almost entirely distillers modified wet grain which is marketed and sold primarily to feedlots, cattle feeders and dairies within a 120-mile radius of the ethanol plant.

On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company's products. During 2004, Husker Ag hired a full-time employee to undertake primary responsibility for the sale and marketing of distillers grain.

Competition

Husker Ag is in direct competition with numerous other ethanol producers, many of whom have greater resources than the Company does. The Company expects that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Husker Ag’s ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service.

During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to more than 3.6 billion gallons at the end of 2004. Based upon information provided by the Renewable Fuels Association, 81 ethanol plants located in 20 states produced a record 3.41 billion gallons of ethanol in 2004, which is more than double that produced in 2000. Twelve new ethanol plants were completed in 2004. These new facilities, combined with expansions at existing plants, increased the industry's annual production capacity by 500 million gallons. At the end of 2004, 16 plants and two major expansions were under construction which would increase production capacity by approximately 750 million gallons per year. This increase in capacity is expected to continue in the near future. Husker Ag cannot determine the effect of this type of an increase upon the demand or price of ethanol, although such plants may compete with the Company in the sale of ethanol and related products.

The ethanol industry has grown to over 80 production facilities in the United States. Industry authorities estimate that these facilities, along with approximately 16 facilities and two major expansions currently under construction, are capable of producing in excess of 4.3 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation and Aventine Renewable Energy, Inc., all of which are capable of producing much more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to those of Husker Ag.

In addition to the plants under construction, plans to construct additional new plants or to expand existing plants have been announced which would further increase the ethanol production capacity of the Company's competitors. Husker Ag is unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of the Company's ethanol. However, it is possible that the plant-building boom will create a market glut for ethanol thereby driving ethanol prices, along with the Company's revenues, down due to the increasing supply.

Raw Materials and Other Inputs

The principal costs associated with the operation of the plant are employment costs, utilities, purchase of corn inventory, purchase of enzymes, chemicals and other materials necessary to operate the plant, interest on indebtedness and general and administrative expenses. Increases in the price of corn and/or other inputs such as natural gas may have a material impact on the profitability of the Company.

Corn Supply and Corn Prices

The Husker Ag ethanol plant needs between approximately 8.5 and 9 million bushels of corn per year or approximately 25,000 bushels per day as the feedstock for its dry milling process. The grain supply for the ethanol plant is obtained primarily from local markets. During the five year period between 1996 to 2000, corn production averaged 94 million bushels annually in the five county area surrounding the plant. Since 2000, the corn production has increased somewhat in this five county area. Management believes that the average annual corn production is this area should generally remain consistent in the near future.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, the Company's profitability will be negatively impacted during periods of high grain prices.

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC ("FCStone"), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and price risk management program for corn products necessary for the operation of the plant. As of December 31, 2004, the Company had purchased approximately 2,250,000 bushels of corn inventory through the purchase and sale of call and put options through FCStone. As of December 31, 2004, the Company had open long and short positions in option contracts. The Company has recorded these positions at their fair value.

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

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which establishes a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Allen Sievertsen, and Board members Fredrick Knievel, Stanley Gyberg, Mike Kinney and David Stearns. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of December 31, 2004, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, the Company has been subject to its Construction Permit which was issued in January 2002. That permit limits production at the plant to 25,000,000 gallons of denatured alcohol.

Because Husker Ag elected to purchase a thermal oxidizer rather than use a boiler, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. Once the modified Air Quality Construction Permit is issued, the Company believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. The Company currently anticipates that the Air Quality Operating Permit will be issued by the NDEQ, but will require the Company to surface the plant roadways. This paving is expected to commence during the 2nd quarter of 2005.

For the twelve months ending December 31, 2004, Husker Ag produced more than 25,000,000 gallons of denatured alcohol, which is more than its Construction Permit limit. The Company informed the NDEQ of this and continues to work with the NDEQ on a new permit. Husker Ag has been advised by the NDEQ that it may be receiving a written warning due to exceeding the current construction air permit limitations on production and grain receiving amounts during 2004. As of March 29, 2005, the NDEQ was unable to provide an estimate, if any, of possible exposure costs. During 2005, Husker Ag has been operating its plant at a rate of 25,000,000 gallons, or less, of denatured alcohol per year. In the meantime, the Company has submitted a revised request asking for a limit of more than 32,000,000 gallons per year. The Company currently expects to have a resolution to its permit application during the 2nd quarter of 2005.

Employees

As of March 29, 2005, Husker Ag had a total of 33 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s corporate offices are located at the plant site in the administrative building at 54048 Highway 20, Plainview, Nebraska 68769, phone number (402) 582-4446. The administrative building consists of approximately 5,700 square feet. The Husker Ag ethanol plant is on 47 acres of real property located 3½ miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. The ethanol plant and plant site are subject to real estate mortgage liens granted to the Company's primarily lender, Union Bank & Trust Company, as described below under Management's Discussion and Analysis of Financial Condition and Results of Operations. Husker Ag's management believes the properties and facilities of Husker Ag are adequate to support Husker Ag’s ethanol business operations.

ITEM 3. LEGAL PROCEEDINGS

Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of members during the quarterly period ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MEMBERSHIP MATTERS

(a) Market Information

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

Husker Ag restricted the ability of members to transfer membership units in its Operating Agreement. To help ensure that a secondary market does not develop, Husker Ag’s Operating Agreement prohibits transfers without the approval of its Board of Directors. The Board of Directors will not approve transfers unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the Tax Code (defined below), which include: (a) transfers by gift, (b) transfer upon death of a member, (c) transfers between family members, and (d) transfers that comply with the “qualifying matching service” requirements. Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board will be invalid.

Under the Internal Revenue Code and the related rules and regulations (the “Tax Code”), a matching service is qualified only if it meets a number of specified requirements, including a requirement that the service only displays quotes that do not commit any person to buy or sell an interest at the quoted price (non-firm price quotes) or quotes that express an interest in acquiring an interest without an accompanying price (nonbinding indications of interest) and does not display quotes at which any person is committed to buy or sell an interest at the quoted price (firm quotes). The Tax Code also imposes restrictions on the timing of entering into binding agreements for the sale of membership units and the closing of the sale of such units, and further requires that the sum of the percentage interests transferred during the entity's tax year (excluding private transfers) cannot exceed 10% of the total interests in partnership capital or profits. The Husker Ag Trading System described below has incorporated these Tax Code requirements into its rules and procedures required to be followed by those using the system.

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

The Company had been reviewing other alternatives to the VIA trading system which comply with applicable laws and IRS regulations, and on October 15, 2004, received approval from the Nebraska Department to operate its own trading system (the "Trading System") limited to trading in membership units of Husker Ag. As a result of this approval, the Company commenced operation of its Trading System on December 1, 2004. The Trading System will operate on a trimester basis commencing December 1, April 1 and September 1 of each year. In accordance with Section 10.9(b) of the Husker Ag Operating Agreement, the Husker Ag Board has established the trimester period as an "interim transfer period" with respect to transfers effected through the Trading System.

The Trading System is intended to match a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Trading System will not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer Husker Ag membership units may be reached. There are detailed timelines that must be followed under the Trading System Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Husker Ag Trading Systems Rules and Procedures, the Husker Ag Operating Agreement, and are subject to approval by the Husker Ag Board of Directors.

The Husker Ag Trading System has been designed to comply with federal tax laws and IRS regulations establishing a "qualified matching service," as well as state and federal securities laws. As a result, transfers of Husker Ag membership units are strictly regulated, and the Nebraska Department's approval is based on representations made to the Nebraska Department concerning the operation of the Trading System, including the Husker Ag Trading System Rules and Procedures. The Husker Ag Trading System Rules and Procedures are filed as an exhibit to this Form 10-KSB, and are also available on the Husker Ag website, www.huskerag.com. The history of all completed transactions under the Trading System is also available on this website.

The Husker Ag Board of Directors has adopted a policy that the Trading System is intended to be the exclusive method of trading membership units for value in transactions which would otherwise be applied against the Trading System's 10% maximum annual limitation, except in extraordinary circumstances as determined by the Board in its sole discretion. Transfers such as bona fide gifts and transfers upon death which are not included in the 10% annual maximum limitation are not included in the policy.

(b) Holders

As of March 29, 2005, there were approximately 550 unit holders of the Company’s membership units determined by an examination of the Company’s transfer book.

(c) Distributions

Effective September 17, 2003, the Husker Ag Board of Directors adopted the following policy with respect to the announcement of any future distributions to be made by Husker Ag to its members, in order to provide members, and any persons considering the purchase of Husker Ag membership units, adequate prior notice of such distributions:

The Company will make a public announcement of any distribution to members which has been approved by the Husker Ag Board of Directors within the 60 day period prior to the commencement of the calendar trimester in which the record date for the distribution would occur. The calendar trimester commencement dates are December 1, April 1, and September 1, and the announcement by Husker Ag would include both the future record date for the distribution and the amount per membership unit of such distribution.

The Company has declared and paid the following distributions since its inception through December 31, 2004:

Record Date	Approximate Date Paid	Amount Per Unit
January 5, 2004	February 2, 2004	$150.00
May 7, 2004	June 1, 2004	$200.00
September 10, 2004	September 15, 2004	$150.00
November 30, 2004	January 7, 2005	$100.00

The Company’s former lender, Stearns Bank, N.A., ("Stearns Bank") approved each of these distributions as required under the Company’s then existing loan agreements with Stearns Bank.

Any distributions are payable at the discretion of the Husker Ag Board of Directors, subject to the provisions of the Nebraska Limited Liability Company Act, and the Husker Ag Operating Agreement. The Board of Directors has no obligation to distribute profits, if any, to members, and there can be no assurance as to the ability of Husker Ag to declare or pay distributions in the future. In addition, the terms of the permanent debt financing agreements entered into by Husker Ag with Union Bank and Trust Company ("Union Bank") place certain restrictions on the Company's ability to makes distributions.

First, the Company must be in compliance with all of its loan convenants with Union Bank prior to making any distributions in the future. In addition, any distributions in excess of 35% of the Company's net income require prior approval from Union Bank.

Securities Authorized for Issuance under Equity Compensation Plans

Husker Ag currently has no equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

Husker Ag had no unregistered sales of securities during the past three fiscal years.

Purchases of Equity Securities by Husker Ag

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company commenced operations of its ethanol plant in March 2003, and became fully operational by the end of March 2003. However, it did not begin operating at name plate capacity until the 2nd quarter of 2003. Accordingly, the Company's income, production and sales data for 2003 represents less than a full year of operations, and any comparisons between fiscal year 2003 and fiscal year 2004 should be reviewed with this important distinction in mind.

Liquidity And Capital Resources

As of December 31, 2004, the Company had current assets of $14,464,715, including cash and cash equivalents of $11,693,097 and the Company had total assets of $42,307,406. As of December 31, 2004, the Company had current liabilities totaling $6,921,764. As of December 31, 2004, the Company's ratio of current assets to current liabilities was 2.09 to one, compared to 2.14 as of December 31, 2003.

As of December 31, 2004, the Company had total member’s equity of $21,419,666, or $1,398.33 per unit, compared to total member's equity of $18,544,419, or $1,210.63 per unit, as of December 31, 2003.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the year ended December 31, 2004, generated $15,165,047 of net cash flow, which included energy production credits from state and federal programs, as discussed below. The net cash from operating activities primarily includes net income from operations before depreciation and amortization of $12,038,776.

Cash Flow from Investing Activities. The Company used $651,001 of cash for investing activities for the year ended December 31, 2004, all of which was used to purchase property and equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the year ended December 31, 2004, totaled $11,827,550, consisting primarily of distributions paid to members ($7,659,000) and payments on the construction loan and other long-term debt including debt origination costs ($4,168,550).

Prior to February 23, 2005, the senior and primary lender for Husker Ag was Stearns Bank, N.A.., St. Cloud, Minnesota ("Stearns Bank"). The Company financed the construction of its ethanol plant through Stearns Bank. From October 3, 2002 through December 31, 2003, the Company borrowed a total of $19,827,860 from Stearns Bank under its construction loan. On January 20, 2004, the Company converted its construction loan into three permanent loans. In June 2004, the Company paid off the smallest of the three loans (original principal amount of $1,505,900).

On February 22, 2005, the Company signed a Commercial Loan Agreement with Union Bank and Trust Company, Lincoln, Nebraska ("Union Bank") and Midwest Bank National Association, Plainview, Nebraska ("Midwest Bank"), whereby Union Bank and Midwest Bank agreed to loan Husker Ag the funds necessary to refinance the Company's outstanding obligations with Stearns Bank and to provide the Company with a revolving line of credit. On February 23, 2005, Husker Ag used the proceeds from its new loan with Union Bank, along with approximately $5,793,226 of its cash reserves, to pay off its obligation to Stearns Bank in full. The total payoff was approximately $15,793,226 which included a prepayment penalty of $309,616.

Union Bank and Midwest Bank made the following loans to Husker Ag on February 23, 2005, pursuant to the Commercial Loan Agreement and the resultant promissory notes (collectively the "New Loans"):

1. Union Bank - single advance term loan in the amount of $10,000,000. This term note is amortized over a seven year period with a final maturity on February 22, 2012. This note is payable in equal monthly installments of $119,050 plus interest. The interest rate on this note is fixed at 6.20% for the first five years. Thereafter, the interest rate will be the 2-year Treasury Constant Maturity Rate plus 3.00%, adjusted every two years.

2. Midwest Bank - multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit and principal is due annually. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted monthly (the WSJ Prime Rate was 5.50% at March 1, 2005, with a resultant interest rate of 6.25% through March 31, 2005). Husker Ag intends to utilize this line of credit when needed for operating purposes. As of March 29, 2005, the Company had not borrowed any money from Midwest Bank pursuant to this line of credit.

The New Loans are secured by a first mortgage on the Company's real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles. The Commercial Loan Agreement also required Husker Ag to pay loan fees and related expenses of not more than $45,000. The term loan with Union Bank is subject to a 3% prepayment penalty if it is refinanced with another lender. Otherwise, the Company may pay off either or both of the New Loans without penalty.

The Commercial Loan Agreement requires lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company's net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan convenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from both Union Bank and Midwest Bank for any capital improvements in excess of $1,050,000. The Commercial Loan Agreement also imposes a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (ratio is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

Taking into account the Company's refinancing with Union Bank on February 22, 2005, the future annual maturities of all long-term debt of Husker Ag by fiscal year are as follows (as of February 28, 2005):

2005:	$1,222,755 (includes scheduled payments from 3/22/05 through 12/31/05)
2006:	1,459,679
2007:	1,460,986
2008:	1,462,348
2009:	1,463,767
2010 and thereafter:	$3,223,362

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

Results of Operations for the years ended December 31, 2004 and 2003

Husker Ag completed construction of its ethanol plant and commenced the production process for the ethanol plant and began grinding corn on March 4, 2003. The Company began operating at full capacity during the second quarter of 2003. Accordingly, the Company's income, production and sales data for the year ended December 31, 2003 does not represent a full year of operations; and any comparisons between fiscal year 2003 and fiscal year 2004, should be reviewed with this important distinction in mind.

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Operations for the years ended December 31, 2004 and 2003. This table should be read in conjunction with the Company's financial statements and accompanying notes under Item 7 of this Form 10-KSB:

	2004		2003
Sales and revenues	$47,785,060	100.0%	$34,337,034	100.0%
Cost of sales	34,190,792	71.5%	24,715,318	72.0%
Gain (loss) on options	(1,612,429)	(3.4%)	159,238.5%
Gross profit	11,981,839	25.1%	9,780,954	28.5%

Selling, general and administrative expenses	1,571,628	3.3%	1,098,188	3.2%
Operating income	10,410,211	21.8%	8,682,766	25.3%
Interest expense	(1,010,846)	2.1%	(724,001)	2.1%
Interest and other income	368,982.7%		37,378	0.1%
Net income	$9,768,347	20.4%	$7,996,143	23.3%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the years ended December 31, 2004 and 2003, ethanol sales comprised 74.2% and 64.5%, respectively, of total net sales. Distillers grain sales comprised 15.3% and 14.0% of the Company’s total net sales for its 2004 and 2003 fiscal years, respectively; while federal and state energy production credits make up the remaining 10.5% and 21.5% of the Company’s total net sales for 2004 and 2003, respectively. If energy production credits are excluded, ethanol sales represents 82.9% and 82.2%, and distillers grain sales represent 17.1% and 17.8%, of the total revenue of the Company from the sales of its products for the years ending December 31, 2004 and 2003.

Energy Production Credits

Net sales include $5,013,391 and $7,368,737 of energy production credits for the years ended December 31, 2004 and 2003, respectively. These amounts consist of ethanol producer credits from the State of Nebraska totaling $2,812,500 for both 2004 and 2003, and $2,200,891 and $4,556,237 of ethanol producer credits from the federal government for 2004 and 2003, respectively. The Company's net income for 2004 without the state and federal production credits included in net sales would have been $4,754,956 (compared to actual net income of $9,768,347). The Company does not expect to receive such a large amount of production credits in the future.

While the producer credits from the State of Nebraska should remain consistent for 2005 (subject to appropriate financing by the Nebraska Legislature; see "Risk Factors" below), the Company expects to receive only minimal federal program payments in 2005. The Company therefore anticipates that its sales of ethanol and distillers grain will constitute a much larger percentage of the Company's total net sales during 2005.

Energy Credits - Federal Program. The ethanol producer credits from the federal government include incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation under its Bioenergy Program. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually.

Because Husker Ag's ethanol plant was not operating at full capacity until the second quarter of 2003, the Company reported approximately $2,200,891 of federal production credits in its net income for 2004 due to the significant increase in production over last year's results. However, since the plant was operating at nearly full capacity for all of 2004, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2005. Further, funding for this program has been recently cut. Accordingly, the Company currently estimates that it will earn only an additional $80,000 in federal ethanol producer credits during 2005. Thereafter, the Company does not anticipate receiving any payment from this program in the foreseeable future.

Energy Credits - Nebraska Program. In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. ("Rite Way") pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on the Company's business. See "Risk Factors" below.

These two programs may not have sufficient funds to cover the allocations to eligible producers in future years. Husker Ag is currently unable to predict whether there may be a funding shortfall and what the effect such a shortfall would have on the Company's allocation.

Option and Futures Contracts

The Company's net income for the year ended December 31, 2004, included net realized and unrealized losses on option and futures contracts in the amount of $1,612,429, largely due to losses during the last half of 2004. Market conditions during the last half of 2004 were extremely unfavorable for the Company's option and futures contracts offsetting the gain reported for the six months ended June 30, 2004. These losses were realized in a decreasing corn price market, and are recognized ahead of decreased corn production costs. Unless corn prices begin to rise again, the Company may expect to realize additional losses on option and futures contracts. For the year ended December 31, 2003, the Company reported a gain on option and futures contracts in the amount of $159,238.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, Husker Ag has taken hedging positions in corn futures and option markets. Hedging means protecting the price at which the Company buys corn and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grain to utilize all of the corn subject to the option and futures contracts. Hedging activities can result in costs to the Company because price movements in grain contracts are highly volatile and are influenced by many factors which are beyond the Company’s control. See the subsection entitled “Corn Supply and Corn Prices” above.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the years ended December 31, 2004 and 2003, the Company's cost of sales, as a percentage of total net sales, was 71.5% and 72.0%, respectively. After excluding energy production credits from the Company's total net sales for both 2004 and 2003, the Company's cost of sales as a percentage of such adjusted net sales decreased by 12.8% from 2003 to 2004. Depending upon the corn market, the Company expects to continue to experience efficiencies in the operation of its plant during 2005. However, the Company's cost of sales is largely dependent upon the corn market.

Selling, General and Administrative Expenses

For the years ended December 31, 2004 and 2003, the Company's selling, general and administrative expenses, as a percentage of total net sales, were 3.3% and 3.2%, respectively. After excluding energy production credits from the Company's total net sales, the Company's selling, general and administrative expenses as a percentage of such modified net sales decreased from 4.1% in 2003 to 3.7% in 2004. For 2005, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company's net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the year ended December 31, 2004, consisted of $128,462 of interest income and $240,520 of other income. For the year ended December 31, 2003, the Company had interest income of $21,024 and other income of $16,354. Interest income was much higher in 2004 due to large amounts of cash equivalents held by the Company during the year, especially near the end of the year. Much of this cash reserve was used in February 2005 to pay down a portion of the Company's long-term debt (see the section entitled "Liquidity and Capital Resources" above). Other income for 2004 consisted primarily of a grant from the USDA in the amount of $226,850 (see Note 1 to the Company's financial statements provided in Item No. 7 below).

Interest Expense

Interest expense for the year ended December 31, 2004, was $1,010,846 compared to $724,001 for the prior year ended December 31, 2003. This increase is due to general increases in the interest rates on the Company's long term debt during 2003 and 2004 as well as the Company's pre-production capitalized interest. These increases were offset somewhat by the declining balance of the Company's long-term debt.

Before the Company began producing ethanol in March 2003, all of the interest accrued on its outstanding long-term debt was capitalized. Therefore, nearly three months of the interest accrued during 2003 was not included in interest expense. The increases in the Company's interest rates stem from a gradual increase during the past two calendar years in the Wall Street Journal Prime Rate to which the Company's long-term debt has been tied. In addition, in late 2003, the Company's then primary lender, Stearns Bank, increased the adder to the Prime Rate from 0.50% to 1.25%. Due to the Company's refinancing of, and reduction in, its long-term debt in February 2005 (as discussed above), the Company anticipates that its interest expense will be much less in 2005.

Net Income

Net income for Husker Ag for the year ended December 31, 2004 was $9,768,347, consisting of income from operations of $10,410,211, $240,520 of other income and $128,462 of interest income offset by $1,010,846 of interest expense. Net income from operations for 2004 included a $1,612,429 loss on option and futures contracts, which includes both the actual net loss on option and futures contracts closed during 2004 and the change during the year in the market value on option and futures contracts outstanding as of December 31, 2004 and 2003. As noted above, the Company's net income for 2004 without the state and federal production credits included would have been $4,754,956. As explained further above, Husker Ag's net income in 2005 is expected to be less than 2004 because the Company expects to receive less than $100,000 of federal producer credits in 2005 compared to $2,200,891 in 2004 (and $4,556,237 in 2003).

The net income for the year ended December 31, 2003 was $7,996,143, consisting of income from operations of $8,682,766, $16,354 of other income and $21,024 of interest income offset by $724,001 of interest expense. Net income from operations for 2003 included a $159,238 gain on option and futures contracts.

Despite the fact that federal and state production credits were approximately $2.4 million less in 2004 than the prior year, the Company's net income for 2004 increased by approximately $1.8 million over 2003. This was primarily due to the fact that the Company operated at or near full capacity for all of 2004 compared to less than nine months of optimal operations in 2003. Moreover, conditions for the ethanol plant were very good in 2004; including relatively high ethanol prices coupled with moderate corn prices. Of course the Company does not have control over what ethanol and corn prices will do in the future, and cannot provide assurance that such optimal conditions will continue in 2005.

Trends that may Impact the Company’s Future Operating Results

Demand and Prices for Ethanol Products

Demand and the corresponding prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect Husker Ag’s profitability and viability. The price for ethanol has some relation to the price for gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices may also lead to lower prices for ethanol and adversely affect the Company’s operating results.

During 2004, high oil prices and new MTBE bans resulted in strong ethanol demand and record high ethanol prices. However, because the ethanol industry is so dependent upon government supports, and more importantly, because the production capacity for ethanol is increasing so rapidly, there can be no assurance that the demand for ethanol will keep up with its supply in the near future - regardless of what happens to the price of gasoline.

Government supports

As discussed above, current federal law is favorable to ethanol because it mandates certain oxygenate blending. MTBE (methyl tertiary butyl ether) remains ethanol’s major competitor as the oxygenate most used for gasoline. MTBE continues to come under scrutiny because of ground water contamination and perceived health effects on humans. Currently 20 states have enacted legislation that bans or restricts the use of MTBE, including California, New York and Connecticut which each instituted a ban on MTBE effective January 1, 2004. Several other states are considering MTBE bans.

If federal law is not changed in this regard and if MTBE usage continues to be reduced, the ethanol industry should see stronger demand. On the other hand, the elimination of the oxygen requirement in gasoline without adopting a similar incentive for ethanol blending, could have a significantly negative impact on both ethanol demand and pricing.

Production of ethanol

As noted above, with the new ethanol plants and plant expansions currently under construction along with new construction expected in the near future, the nationwide production capacity for ethanol is expected to increase dramatically in the next couple of years. Experts in the ethanol industry have differing views as to whether this increased production will create a surplus in the ethanol market. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. Although the Company believes that there will be an increase in the demand for ethanol as a result of the phase out of MTBE, Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol. If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then the price of ethanol would be expected to fall, and such fall in ethanol prices could be significant. In that case, the Company’s revenues would decrease accordingly.

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

Inputs

Corn

The Company uses corn as its primary feedstock. Rising corn prices produce lower profit margins for the production of ethanol and therefore, represent unfavorable market conditions. Similarly, decreases in the price of corn may increase revenues to the Company and therefore, would increase the profitability of the Company. The corn market is dependent upon a variety of factors unrelated to the ethanol market. The price of corn is generally dependent upon the regional and international grain supplies, which can be very volatile. Corn supplies and the resultant prices are affected by weather, governmental policy, disease and other conditions.

Grain markets were somewhat unstable during much of 2004. During 2004, corn prices started the year at recent highs. However, after the records U.S. crop was harvested later in the year, corn prices moderated significantly and ended the year at relatively low levels. Management believes that corn prices may remain moderate through the first half of 2005. However, after that corn prices will be largely dependent on the corn crop grown during the summer of 2005. A significant reduction in the quantity of corn harvested could result in increased corn costs which would increase the Company’s cost to produce ethanol. See section entitled "Risk Factors" below.

Utilities

Changes in the cost of utilities may also have a material impact on the profitability of the Company. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. Increases in the price of natural gas would harm Husker Ag’s business by increasing its energy costs. During 2004, the price of natural gas was above its historical average, increasing the cost to the Company to produce ethanol. While natural gas prices have historically fluctuated significantly, Husker Ag expects that natural gas prices will remain high throughout the remainder of 2005, especially in the winter months.

The Company also needs to purchase significant amounts of electricity to operate the plant. The prices which Husker Ag is required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

Other

In addition to general market fluctuations and economic conditions, Husker Ag could experience significant cost increases associated with the on-going operation of the plant caused by a variety of factors, many of which are beyond the Company’s control. Labor costs can increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate the ethanol plant. Changes in price, operation and availability of truck and rail transportation may affect the Company’s profitability with respect to the transportation of ethanol and other products to its customers. In addition, the operation of the ethanol plant is subject to ongoing compliance with all applicable governmental regulations, such as those regulations governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost Husker Ag significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the ethanol plant, including the possibility of required additional permits and licenses. Husker Ag might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. Husker Ag will be subject to all of those regulations whether or not the operation of the ethanol plant is profitable.

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

Off-Balance Sheet Arrangements

At December 31, 2004, the Company did not have any off-balance sheet arrangements.

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

Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials, work-in-progress and finished goods are determined using last cost and average cost under the first-in, first-out (FIFO) method.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized when title passes based on delivery or shipping terms. The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has produced the ethanol and completed all the requirements of the applicable incentive program.

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

Currently, option and futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in the market value of option and futures contracts are recorded on the income statement in gain/loss on option and futures contracts.

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

There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger ethanol plants, from plants that can produce a wider range of products than it can, and from other plants similar to its ethanol plant. Husker Ag’s ethanol plant is in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midlands and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag's current production capacity. In addition, there are several Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to Husker Ag.

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

The rapid growth of production capacity in the ethanol industry creates some market uncertainly for the ethanol industry.

At the end of 2004, existing construction at new and expanding ethanol plants was predicted to increase ethanol production capacity by approximately 750 million gallons per year. This would increase the existing nationwide production capacity by approximately 20%. This increase in capacity is expected to continue in the near future. Husker Ag cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry.

Although the Company believes that there will be an increase in the demand for ethanol in the future as a result of the phase out of MTBE, Husker Ag cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol. If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then the price of ethanol would be expected to fall, and such a fall in ethanol prices could be significant. In that case, the Company’s revenues would decrease accordingly.

The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn which could in turn lead to higher prices for corn, resulting in higher costs of production and lower revenues.

Changes in the supply and demand, and production and price with respect to corn could make it more expensive to produce ethanol which could decrease Husker Ag’s profits.

Ethanol production will require substantial amounts of corn. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions such as drought, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase Husker Ag’s cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Significant variations in actual growing conditions from normal growing conditions also may adversely affect Husker Ag’s ability to procure corn for its plant. Any events that tend to negatively impact the supply of corn will tend to increase prices and harm Husker Ag’s business.

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

Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives include, generally, a excise tax credit for gasoline blended with at least 10 percent, 7.7 percent, or 5.7 percent ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers. Gasoline marketers pay a reduced tax on gasoline that they sell that contains ethanol.

The ethanol industry and Husker Ag’s business depend on continuation of the federal ethanol excise tax credit. This credit has supported a market for ethanol that might disappear without the credit. The federal excise tax credit is scheduled to expire December 31, 2010. These tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way, and Husker Ag cannot guarantee that any of those laws, regulations or programs will be continued. The elimination or reduction of federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on Husker Ag’s business by making it more costly or difficult for it to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, Husker Ag believes that a decreased demand for ethanol will result.

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

In 2003, 2004 and 2005, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, came under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not in subsequent legislative sessions enact new legislation which would revise LB 536, or otherwise adversely impact ethanol plants, such as Husker Ag's plant, which are to benefit from LB 536.

Husker Ag believes there are a number of existing projects in Nebraska that could compete with the Company for payments which may require legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain check-off program. Despite the Company’s written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. If the State of Nebraska established such a tax, Husker Ag could be for example, required to pay taxes on the distillers grain it produces, which could have a material adverse impact on Husker Ag’s net income from the production incentive.

On February 6, 2004, the Nebraska Attorney General issued an opinion concerning certain proposed legislation (LB 479, as amended by AM0852) before the Nebraska Unicameral, in which the Attorney General concluded that because LB 479 alters the definition of a "new ethanol production facility" eligible for ethanol tax credits under the Nebraska Ethanol Development Act (the "Act"), and attempts to retroactively change vested rights of producers that have entered into agreements with the State of Nebraska, it "likely created an unconstitutional impairment of contracts" between the State of Nebraska and producers that have been executed under existing law. The opinion further states that "[T]he statute authorizing execution of these agreements specifically binds the State to provide such [ethanol tax] credits under the law in effect at the time of execution of the agreements."

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

In the 2004 Nebraska Unicameral legislative session which ended April 15, 2004, the Nebraska legislature passed a funding mechanism to fully fund four ethanol plants in Nebraska that are currently qualified under LB 536. However, LB 536 now provides that any ethanol plants that were qualified by June 30, 2004, will be accepted into the program. The Company believes that seven additional plants may have been qualified by that date, and to the extent payments are made by the State of Nebraska to these additional plants, the funding for available credits could be reduced for the existing qualified plants, including Husker Ag, unless the Nebraska legislature would provide additional funding for the program.

Update for 2005 Legislative Session: The 2005 Nebraska Unicameral legislative session is scheduled to end on or about June 3, 2005. The legislature is currently considering funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills have come to a final vote by the legislature as of March 29, 2005. The legislature is expected to continue to debate, and possibly vote on, one or more ethanol related bills during the second quarter of 2005.

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

Husker Ag could also be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plant arising from air or water discharges. Ethanol production has been known to produce an odor to which surrounding residents could object. If odors become a problem, Husker Ag may be subject to fines and could be forced to take costly curative measures. Environmental litigation or increased environmental compliance costs could increase its operating costs.

Members may be required to pay taxes on their share of Husker Ag’s income even if it makes no distributions to members.

Husker Ag expects to continue to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify Husker Ag as a “publicly traded partnership.” This means that Husker Ag will pay no income tax and all profits and losses will “pass-through” to its members who will pay tax on their share of Husker Ag’s profits. Husker Ag’s members may receive allocations of taxable income that exceed any cash distributions made, if any. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict Husker Ag’s ability to pay cash distributions, or its decision to retain or use the cash generated by the business to fund its operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of Husker Ag’s taxable income with personal funds, even if the members receive little or no cash distributions from the Company.

ITEM 7. FINANCIAL STATEMENTS

Husker Ag, LLC

Accountants’ Report and Financial Statements

December 31, 2004 and 2003

Husker Ag, LLC
December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Members
Husker Ag, LLC
Plainview, Nebraska

We have audited the accompanying balance sheets of Husker Ag, LLC as of December 31, 2004 and 2003, and the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Lincoln, Nebraska
January 26, 2005

Husker Ag, LLC
Balance Sheets
December 31, 2004 and 2003
Assets	2004	2003

Current Assets
Cash	$2,406,010	$9,006,601
Restricted cash	393,060	--
Reverse repurchase agreement	8,894,027	--
Total cash and cash equivalents	11,693,097	9,006,601

Accounts receivable
Trade	398,651	1,080,035
Incentives	74,651	1,040,684
Inventories	1,671,610	892,208
Margin account	249,755	435,202
Option and futures contracts	77,813	306,700
Prepaid expenses	299,138	218,666
Total current assets	14,464,715	12,980,096

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,488,254	29,993,299
Other equipment	418,779	362,733
Office building	215,673	215,673
Vehicles	22,200	22,200

	31,229,224	30,678,223
Less accumulated depreciation	3,963,275	1,788,302

	27,265,949	28,889,921
Other Assets
Debt origination costs, net of accumulated amortization; December 31, 2004 - $128,838 and 2003 - $33,382	576,742	411,704
	$42,307,406	$42,281,721
Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$1,910,726	$1,160,990
Construction loan payable	--	152,643
Current maturities of long-term debt	2,141,171	2,180,757
Option and futures contracts	259,025	94,737
Accrued expenses	540,565	168,672
Deferred revenue	538,477	-
Distributions payable	1,531,800	2,297,700
Total current liabilities	6,921,764	6,055,499

Long-term Debt	13,965,976	17,681,803

Members’ Equity - 15,318 units	21,419,666	18,544,419
	$42,307,406	$42,281,721

See Notes to Financial Statements

Husker Ag, LLC
Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Net Sales
Ethanol sales	$35,446,018	$22,160,427	$--
Distillers grain sales	7,325,651	4,807,870	--
Energy production credits	5,013,391	7,368,737	--
	47,785,060	34,337,034	--

Cost of Sales	29,033,578	19,482,627	--
Cost of Sales Related Parties	5,157,214	5,232,691	--

Gain (Loss) on Option and Futures Contracts	(1,612,429)	159,238	(972,175)

Gross Profit (Loss)	11,981,839	9,780,954	(972,175)

Selling, General and Administrative Expenses	1,571,628	1,098,188	695,176

Income (Loss) from Operations	10,410,211	8,682,766	(1,667,351)

Other Income (Expense)
Other income	240,520	16,354	5,623
Interest expense	(1,010,846)	(724,001)	--
Interest income	128,462	21,024	118,350

	(641,864)	(686,623)	123,973

Net Income (Loss)	$9,768,347	$7,996,143	$(1,543,378)

Basic and Diluted Earnings (Loss) Per Membership Unit	$637.70	$522.01	$(100.76)

Weighted Average Units Outstanding	15,318	15,318	15,318

See Notes to Financial Statements

Husker Ag, LLC
Statements of Members' EquityYears
Ended December 31, 2004, 2003 and 2002
			Accumulated
	Membership Units		Earnings	Members’
	Number	Amount	(Deficit)	Equity

Balance, January 1, 2002	15,318	$14,531,162	$(140,539)	$14,390,623

Net loss	--	--	(1,543,378)	(1,543,378)

Balance, December 31, 2002	15,318	14,531,162	(1,683,917)	12,827,245

Distributions paid for state taxes of out-of-state members	--	--	(1,269)	(1,269)

Distributions declared, $150 per membership unit	--	--	(2,297,700)	(2,297,700)

Net income	--	--	7,996,143	7,996,143

Balance, December 31, 2003	15,318	14,531,162	4,013,257	18,544,419

Distributions declared, $450 per membership unit	--	--	(6,893,100)	(6,893,100)

Net income	--	--	9,768,347	9,768,347

Balance, December 31, 2004	15,318	$14,531,162	$6,888,504	$21,419,666

See Notes to Financial Statements

Husker Ag, LLC
Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Operating Activities
Net income (loss)	$9,768,347	$7,996,143	$(1,543,378)
Items not requiring (providing) cash
Depreciation and amortization expense	2,270,429	1,818,561	6,820
Unrealized loss (gain) on option and futures contracts	393,175	(896,988)	972,175
Changes in
Accounts receivable	1,647,417	(2,120,719)	--
Inventories	(779,402)	(892,208)	--
Margin account	185,447	(113,252)	(321,950)
Option contracts	--	--	(287,150)
Prepaid expenses	(80,472)	(196,821)	(21,845)
Other assets	--	--	(4,920)
Interest receivable	--	--	194
Accounts payable and accrued expenses	1,221,629	1,092,173	120,741
Deferred revenue	538,477	--	--

Net cash provided by (used in) operating activities	15,165,047	6,686,889	(1,079,313)

Investing Activities
Purchases of property and equipment	(651,001)	(7,115,167)	(22,489,954)

Net cash used in investing activities	(651,001)	(7,115,167)	(22,489,954)

Financing Activities
Offering costs paid	--	--	(39,694)
Advances on construction loan	--	9,635,745	10,192,115
Payments on construction loan	(152,643)	(494,717)	--
Payments on long-term debt	(3,755,413)	(11,200)	--
Receipt (payment) of debt origination costs	(260,494)	--	240,000
Distributions paid	(7,659,000)	(1,269)	--

Net cash provided by (used in) financing activities	(11,827,550)	9,128,559	10,392,421

Increase (Decrease) in Cash and Cash Equivalents	2,686,496	8,700,281	(13,176,846)

Cash and Cash Equivalents, Beginning of Year	9,006,601	306,320	13,483,166

Cash and Cash Equivalents, End of Year	$11,693,097	$9,006,601	$306,320

See Notes to Financial Statements

Husker Ag, LLC
Statements of Cash Flows - Continued
Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Supplemental Cash Flows Information

Decrease in accounts payable incurred for offering costs	$--	$--	$39,694

Net increase (decrease) in accounts payable incurred for site development and construction in progress	$(100,000)	$(1,428,120)	$1,477,117

Long-term debt incurred for plant buildings and equipment	$--	$693,260	$--

Interest paid (net of amount capitalized)	$982,142	$724,001	$--

Distributions payable	$1,531,800	$2,297,700	$--

Construction loan payable refinanced to long-term debt	$--	$19,180,500	$--

See Notes to Financial Statements

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 24 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 50% and 61% of trade accounts receivable as of December 31, 2004 and 2003 respectively. Substantially all ethanol sales are made to one broker.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004, cash equivalents consisted primarily of a retail repurchase agreement and mutual fund. At December 31, 2003 cash equivalents consisted primarily of money market accounts.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at December 31, 2004 and 2003, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required by a bank to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in a retail repurchase agreement at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 1:    Nature of Operations and Summary of Significant Accounting Policies - Continued

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of December 31, 2004 and 2003, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Accounts that are unpaid after 30 days bear interest at 18%. Accounts past due more than 120 days are considered delinquent. Interest ceases to accrue on delinquent accounts and does not resume until the account is no longer classified as delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at December 31:

	2004	2003
Raw materials, enzymes and additives	$412,634	$400,338
Work-in-progress	167,307	167,370
Finished goods	1,091,669	324,500
	$1,671,610	$892,208

Debt Origination Costs

During 2001, the Company paid $685,086 related to loan origination costs, other fees and a United States Department of Agriculture (USDA) guarantee application fee related to the construction loan agreement described in Note 6. The USDA fee, in the amount of $240,000, was refunded to the Company in 2002. On January 20, 2004 the Company refinanced its construction loan requiring the payment of loan origination costs and other fees, including a UDSA guarantee fee, totaling $260,494. Such costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs, net of accumulated amortization, amounted to $576,742 and $411,704 at December 31, 2004 and 2003, respectively. Amortization expense for the years ended December 31, 2004 and 2003 were $95,456 and $33,382, respectively.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 1:    Nature of Operations and Summary of Significant Accounting Policies - Continued

Income Taxes

The Company’s members have elected to have the Company’s income taxed as a partnership under provisions of the Internal Revenue Code and a similar section of the Nebraska income tax law. Therefore, taxable income or loss is reported to the individual members for inclusion in their respective tax returns and no provision for federal and state income taxes is included in these statements.

Differences between the financial statement bases of assets and liabilities amount to approximately $11,378,736 and $8,033,000 of net deferred income at December 31, 2004 and 2003, respectively. These relate to capitalization and future amortization of start up costs for tax purposes, the difference between the recorded amounts of financial statement and tax depreciation, and unrealized gains or losses on hedging contracts.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized when title passes based on delivery or shipping terms. The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has produced the ethanol and completed all the requirements of the applicable incentive program.

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

The Company capitalized interest costs as a component of construction in progress, based on the weighted-average rates paid for short-term borrowing. Total interest incurred each year was:

	2004	2003	2002
Interest costs capitalized	$--	$117,551	$49,924
Interest costs charged to expense	1,010,846	724,001	--
Total interest incurred	$1,010,846	$841,552	$49,924

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 1:    Nature of Operations and Summary of Significant Accounting Policies - Continued

Grant Income

In September 2004, the Company received a $226,850 Value-Added Agricultural Product Market Development grant from the United States Department of Agriculture to assist the Company in paying for employee salaries and corn purchases. The Company recognized this amount as income upon meeting the conditions of the grant. The amount is included in other income in 2004 in the accompanying financial statements.

Earnings Per Membership Unit

For purposes of calculating basic earnings per membership unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue. For purposes of calculating diluted earnings per membership unit, units subscribed for but not issued by the Company are also included in the computation of outstanding membership units.

Note 2:    Commencement of Operations

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

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 3:    Members’ Equity

In November 2004, the Company’s Board of Directors declared a cash distribution of $100 per membership unit to all members of record as of November 30, 2004 payable in January, 2005. A distribution payable in the amount of $1,531,800 was recorded by the Company as of December 31, 2004 by a charge to members’ equity.

In December 2003, the Company’s Board of Directors declared a cash distribution of $150 per membership unit to all members of record as of January 5, 2004, payable in February 2004. A distributions payable in the amount of $2,297,700 was recorded by the Company as of December 31, 2003 by a charge to members’ equity.

There are significant transfer restrictions on transferability of membership units. The Company’s Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Company Act and regulations of the Internal Revenue Service (IRS) significantly restrict the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company’s Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations.

The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a “publicly traded partnership.” Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Note 4:    Commitments and Related Parties

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

At December 31, 2004, the Company had entered into agreements to purchase 1,823,263 bushels of corn at an average price of $2.25 per bushel to be delivered between January 2005 and January 2006. Thirty contracts totaling 389,557 bushels are with related parties.

At December 31, 2004, the Company had contracts for the sale of approximately 8,216,000 gallons of ethanol with prices ranging from $1.41 to $1.67 per gallon to be delivered in 2005.

Note 5:    Design-Build Agreement

The Company entered into a definitive design-build contract with a general contractor totaling approximately $27,660,000 for the design and construction of the ethanol plant that included provisions for an incentive bonus to, or liquidated damages from, the general contractor based on the scheduled project completion date. Based on the completion date, as defined in the contract, an incentive bonus totaling $356,000 was due the general contractor. On June 5, 2003, the Company entered into a negotiable promissory note with the contractor for payment of the incentive bonus. The Company paid the note in full in June 2004.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 6:    Long-term Debt

On December 19, 2001, the Company entered into a written financing agreement with Stearns Bank, N.A. for up to $20,000,000 of debt financing. The financing agreement provided for, among other things, establishing an 18-month construction loan that matured June 19, 2003. The construction loan was extended to January 31, 2004. Interest accrued at a floating rate of Wall Street Journal Prime plus 1.25% (5.25% at December 31, 2003) and there was $19,333,143 in outstanding borrowings under this agreement at December 31, 2003. The loan was converted into three term notes on January 20, 2004. The outstanding borrowings at December 31, 2003 are classified between current and long-term liabilities on the accompanying balance sheet based on the terms of the refinancing described below. One of the term notes was paid in full on June 30, 2004.

On January 20, 2004 the Company converted its construction loan into permanent financing. As part of the conversion, the Company made a principal payment in the amount of $152,643 and entered into three term loans, two of which remain outstanding at December 31, 2004. Subject to any payment changes resulting from changes in the interest rate charged, these term notes are due on demand. If no demand is made, the notes are payable as described below. Stearns Bank has waived the demand provision on the two term notes through December 2005. One term loan is subject to a prepayment penalty and all loans are subject to certain restrictive covenants which among other things require prior lender approval of distributions and the maintenance of minimum levels of tangible net worth, debt to tangible net worth, current ratio and working capital.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002
Note 6:    Long-term Debt - Continued

Long-term debt consists of the following as of December 31, 2004 and 2003:

	2004	2003
Note payable to Stearns Bank due in monthly installments of principal and interest of $125,633. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (6.0% at December 31, 2004), adjusted quarterly. The note matures April 2011 and is collateralized by substantially all assets of the Company, a first deed of trust on real property and a 70% USDA guarantee.	$7,905,914	$8,837,300
Note payable to Stearns Bank due in monthly installments of principal and interest of $125,633. The note bears interest at a variable rate of Wall Street Journal Prime plus 1.25% (6.0% at December 31, 2004), adjusted quarterly. The note matures April 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	7,905,914	8,837,300
Note payable to Stearns Bank due in monthly installments of principal and interest of $34,901 beginning February 2004. The note accrued interest at a variable rate of Wall Street Journal Prime plus 1.25%, adjusted quarterly, and was collateralized by substantially all assets of the Company. The note was paid in full in June 2004.	--	1,505,900
Note payable to Fagen Inc. (ethanol plant general contractor) due no later than September 2006. The note accrued interest at a rate commensurate with the rate charged on the aforementioned term loans with unpaid interest added to the principal annually. The note was without collateral and was paid in full in June 2004.	--	356,000

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 6:    Long-term Debt - Continued

	2004	2003
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $326,060 expiring January 30, 2005. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit. The Company is in the process of obtaining a new letter of credit.	295,319	326,060
Total long-term debt	16,107,147	19,862,560
Less current maturities	2,141,171	2,180,757
	$13,965,976	$17,681,803

The Company has a line of credit, with maximum borrowings of $1,000,000, expiring March 31, 2005. At December 31, 2004 and 2003, there were no borrowings against the line. The line is collateralized by a security agreement dated January 20, 2004. Interest will accrue at a variable interest rate of Wall Street Journal Prime plus 0.50%, but not less than 6.45% and is payable monthly.

The Company also has a letter of credit with Stearns Bank in the amount of $67,000, expiring January 9, 2005, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit. The company did not renew this letter of credit.

Future annual maturities of long-term debt as of December 31, 2004 are as follows:

Year Ending December 31,	Amount
2005	$2,141,171
2006	2,274,511
2007	2,416,169
2008	2,565,150
2009	2,726,446
Thereafter	3,983,700
$16,107,147

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 7:    Retirement Plan

On January 12, 2004, the Company implemented a retirement plan covering substantially all employees. The Company matches employee contributions up to a maximum of 3% of employee compensation. Company contributions to the plan were $37,322 for the year ended December 31, 2004.

Note 8:    Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the December 31, 2004 and 2003 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn purchased is recognized in cost of sales.

Currently, option and futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of option and futures contracts are recorded on the statement of operations in gain/loss on option and futures contracts.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 9:    Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the years ended December 31 are approximately as follows:

Balance Sheets	2004	2003
Accounts receivable	$34,000	$142,000
Accounts payable	345,000	161,000
Statements of Income
Distillers grain sales	$1,028,000	$1,307,000
Corn purchases	5,157,000	5,233,000
Commissions and salary on distillers grain sales	54,000	61,000

There were no related party transactions affecting the financial statements for the year ended December 31, 2002.

Note 10:    Disclosure Regarding Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts may not necessarily represent the underlying fair value of the Company. The Company’s financial instruments are comprised of cash and cash equivalents, commodity margin accounts, accounts receivable, accounts payable, option and futures contracts and long-term debt. The fair values of such financial instruments approximate the amounts recorded in the Company’s financial statements due primarily to their short-term nature or variable interest rate terms.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 11:    Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned annually under this program for the years ended December 31, 2004 and 2003 were $2,812,500.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of and for the years ended December 31, 2004 and 2003, accounts receivable related to this program were approximately $75,000 and $1,041,000 and credits earned were approximately $2,201,000 and $4,556,000, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program was realized within the first 12 months of operations.

Note 12:    Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned annually under this program for the years ended December 31, 2004 and 2003 were $2,812,500.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of and for the years ended December 31, 2004 and 2003, accounts receivable related to this program were approximately $75,000 and $1,041,000 and credits earned were approximately $2,201,000 and $4,556,000, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program was realized within the first 12 months of operations.

Credits earned under the aforementioned state and federal energy production programs are included in net sales in the accompanying statements of operations.

Total credits available under the federal energy production credit program depend on the amount of credits claimed by eligible participants. Credits claimed may exceed the amount of credits available. As a result, federal energy production incentive credits receivable are based on the amount of credits estimated to be allocated to the Company and actual credits received may differ from amounts recorded by a material amount.

Note 13:    Reverse Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, Midwest Bank, N.A. (the Bank) has transferred such securities to a third party custodian. The custodian is the Company’s agent for the purposes of possessing and perfecting the Company’s security interest in said securities at December 31, 2004. To the extent that the market value of the securities used as collateral falls below the outstanding amount of repurchase obligations, the company may become an unsecured creditor of the Bank. The market value of securities pledged as collateral exceeds the carrying amount of the reverse repurchase agreement and the agreement has a weighted average maturity of one day as of December 31, 2004.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

Note 13:    Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges or water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilities arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities. Husker Ag LLC has been advised by the Nebraska Department of Environmental Quality that it may be receiving a written warning due to exceeding the current construction air permit limitations on production and grain receiving amounts. As of December 31, 2004, the Nebraska DEQ was unable to provide an estimate, if any, of possible exposure costs. Management does not expect exposure costs, if any, to be material.

Note 14:    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company does not have any outstanding options at December 31, 2004. With respect any future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning July 1, 2005.

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, and amendment of APB Opinion No. 29. Statement No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule. The Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005.

Husker Ag, LLC
Notes to Financial Statements
December 31, 2004, 2003 and 2002

The implementation of these pronouncements is not expected to have a significant effect on the financial statements.

Note 15: Subsequent Event

On January 20, 2005, the Board of Directors approved a resolution to refinance the Company’s line of credit and two term notes totaling $15,811,828 with Union Bank and Trust Company and Midwest Bank N.A. The resulting financing arrangement will consist of one term note in the amount of $10,000,000 and a line of credit with maximum borrowings of $5,000,000 secured by substantially all Company assets. The term note will accrue interest at 6.2% with monthly principal and interest payments to be determined upon final closing. The revolving line of credit will accrue interest at Wall Street Journal Prime plus 0.75% adjusted monthly. Interest is payable monthly on the line of credit, and principal is due annually. The refinancing will result in the assessment of a pre-payment penalty by Stearns Bank of approximately $310,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b) Changes in Internal Controls : During the Company’s fourth fiscal quarter ended December 31, 2004, there have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

(a) Information Not Previously Reported On Form 8-K

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13. EXHIBITS

The response to this Item 13 is submitted as a separate section of this report (see Exhibit Index on page 45).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

HUSKER AG, LLC

Date: March 29, 2005	By:	/s/ Fredrick J. Knievel

Fredrick J. Knievel, Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 29, 2005	By:	/s/ Robert E. Brummels

Robert E. Brummels, Treasurer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity

/s/ Fredrick J. Knievel	Chairman of the Board, President, Director
Fredrick J. Knievel

Date: March 29, 2005

/s/ Mike Kinney	Vice Chairman, Vice President, Director
Mike Kinney

Date: March 29, 2005

/s/ Robert E. Brummels	Treasurer and Director
Robert E. Brummels

Date: March 29, 2005

/s/ Kristine Wacker
Kristine Wacker	Principal Accounting Officer

Date: March 29, 2005

/s/ Leonard Wostrel	Secretary and Director
Leonard Wostrel

Date: March 29, 2005

/s/ Ronald Fick	Director
Ronald Fick

Date: March 29, 2005

/s/ James Hall	Director
James Hall

Date: March 29, 2005

/s/ O. Kelly Hodson	Director
O. Kelly Hodson

Date: March 29, 2005

/s/ Gary Kuester	Director
Gary Kuester

Date: March 29, 2005

/s/ David Stearns	Director
David Stearns

Date: March 29, 2005

/s/ J. Alex Thramer	Director
J. Alex Thramer

Date: March 29, 2005

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.
3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 13, 2004, and including Amendment Nos. 1 through 10	Filed herewith.
10.1	Agreement with the Nebraska Department of Agriculture	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.
10.2	Contract Labor Agreement with Allen Sievertsen	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.
10.3	Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.
10.4	Loan Commitment Agreement with Stearns Bank dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.
10.5	Construction Loan Agreement with Stearns Bank dated December 19, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.
10.6	Promissory Note dated December 19, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.
10.7	Commercial Security Agreement dated December 19, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.8	Construction Deed of Trust dated December 19, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.
10.9	Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.
10.10	Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.
10.11	Trading Service Agreement dated February 17, 2003 between the Company and Variable Investment Advisors, Inc.	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2002, filed on March 31, 2003.
10.12	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57748)	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

Exhibit Number	Description	Method of Filing

10.13	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57749)	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.
10.14	Promissory Note, dated January 20, 2004 to Stearns Bank, National Association (Loan No. 57750)	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.
10.15	Business Loan Agreement, dated January 20, 2004 with Stearns Bank, National Association	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.
10.16	Commercial Loan Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company's Form 8-K filed on February 28, 2005.
10.17	Promissory Note dated February 22, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company's Form 8-K filed on February 28, 2005.
10.18	Promissory Note dated February 22, 2005 to Midwest Bank for a revolving line of credit	Incorporated by reference to the Company's Form 8-K filed on February 28, 2005.
10.19	Commercial Security Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company's Form 8-K filed on February 28, 2005.
10.20	Real Estate Deed of Trust dated February 22, 2005 in favor of Union Bank and Midwest Bank	Incorporated by reference to the Company's Form 8-K filed on February 28, 2005.
10.21	Risk Management and Ethanol Marketing Contract dated November 27, 2002, by and among the Company, FC Stone, LLC, and Eco-Energy, Inc.*	Filed herewith.
10.22	Agreement dated March 24, 2003, between the Company and Rite Way Oil & Gas Co., Inc.*	Filed herewith.
10.23	Ethanol Production Credit Agreement dated September 5, 2001, between the Company and the State of Nebraska	Filed herewith.
10.24	Summary of Director Compensation Policy	Filed herewith.
10.25	Summary of the Named Executive Officer Compensation	Filed herewith.
14.1	Husker Ag, LLC Code of Ethics for Principal Executive and Senior Financial Officers adopted by the Board of Directors on March 26, 2004	Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.
99.1	Company's Trading System Rules and Procedures as amended by the Board of Directors on January 22, 2005	Filed herewith.
31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.
31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.
32.1	Section 1350 Certifications, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

* - Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

46