Form 10-Q
period 2005-03-31
HUSKER AG  LLC
filed 2005-05-16
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ____________.

Commission file number: 000-49773

HUSKER AG, LLC
(Exact name of registrant as specified in its charter)

Nebraska	47-0836953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes  ☒     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 13, 2005
Membership Units	15,318 Membership Units

HUSKER AG, LLC
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2005

			PAGE
PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS:

		CONDENSED BALANCE SHEETS	1

		CONDENSED STATEMENTS OF INCOME	2

		CONDENSED STATEMENTS OF CASH FLOWS	3

		NOTES TO CONDENSED FINANCIAL STATEMENTS	4

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
		ABOUT MARKET RISK	26

	ITEM 4.	CONTROLS AND PROCEDURES	28

PART II	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	29

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
		AND USE OF PROCEEDS	29

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
		SECURITY HOLDERS	29

	ITEM 5.	OTHER INFORMATION	29

	ITEM 6.	EXHIBITS	29

	SIGNATURES		3030

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC
Condensed Balance Sheets
March 31, 2005 and December 31, 2004

Assets	March 31, 2005	December 31, 2004
	(Unaudited)
Current Assets
Cash	$112,518	$2,406,010
Restricted cash	370,319	393,060
Reverse repurchase agreement	4,956,344	8,894,027
Total cash and cash equivalents	5,439,181	11,693,097

Accounts receivable
Trade	410,540	398,651
Incentives	376,991	74,651
Inventories	1,848,246	1,671,610
Margin account	325,967	249,755
Option and futures contracts	127,025	77,813
Prepaid expenses	299,889	299,138
Total current assets	8,827,839	14,464,715

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,519,617	30,488,254
Other equipment	386,877	382,340
Office building	215,673	215,673
Vehicles	22,200	22,200

	31,228,685	31,192,785
Less accumulated depreciation	4,467,780	3,926,836
	26,760,905	27,265,949
Other Assets
Debt origination costs, net of accumulated amortization; March 31, 2005 - $590 and December 31, 2004 - $128,838	39,066	576,742

	$35,627,810	$42,307,406

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$968,267	$1,910,726
Current maturities of long-term debt	1,458,527	2,141,171
Option and futures contracts	302,432	259,025
Accrued property taxes	460,368	368,294
Other accrued expenses	224,201	172,271
Deferred revenue	880,826	538,477
Distributions payable	1,531,800	1,531,800
Total current liabilities	5,826,421	6,921,764

Long-term Debt	8,710,451	13,965,976

Members’ Equity - 15,318 units	21,090,938	21,419,666

	$35,627,810	$42,307,406
See Notes to Condensed Financial Statements

Husker Ag, LLC
Condensed Statements of Income
Three Months Ended March 31, 2005 and 2004
(Unaudited)

2005	2004

Net Sales

Ethanol sales	$8,874,598	$8,755,381
Distillers grain sales	1,603,502	1,809,145
Energy production credits	339,530	2,748,773
	10,817,630	13,313,299

Cost of Sales	6,988,445	7,539,443
Cost of Sales Related Parties	985,302	919,357

Gain (Loss) on Option and Futures Contracts	(341,008)	2,366,363

Gross Profit	2,502,875	7,220,862

Selling, General and Administrative Expenses	1,124,974	403,777

Income from Operations	1,377,901	6,817,085

Other Income (Expense)
Other income	797	216
Interest expense	(217,759)	(272,298
Interest income	42,133	22,298

	(174,829)	(249,784

Net Income	$1,203,072	$6,567,301

Basic and Diluted Earnings Per Membership Unit	$78.54	$428.73

Weighted Average Units Outstanding	15,318	15,318

Distributions Declared Per Membership Unit	$100	$-

See Notes to Condensed Financial Statements

Husker Ag, LLC
Condensed Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004

	2005	2004
Operating Activities
Net income	$1,203,072	$6,567,301
Items not requiring (providing) cash
Depreciation and amortization expense	555,833	558,700
Write-off of debt origination costs	562,442	-
Unrealized gain on option and futures contracts	(5,805)	(1,351,216)
Changes in
Accounts receivable	(314,229)	(740,968)
Inventories	(176,636)	(68,479)
Margin account	(76,212)	609,854
Prepaid expenses	(751)	(4,493)
Accounts payable and accrued expenses	(798,455)	165,743
Deferred revenue	342,349	-

Net cash provided by operating activities	1,291,608	5,736,442

Investing Activities
Purchases of property and equipment	(35,899)	(178,829)

Net cash used in investing activities	(35,899)	(178,829)

Financing Activities
Issuance of long-term debt	10,000,000	-
Principal payments on long-term debt	(15,938,169)	(545,212)
Payment of debt origination costs	(39,656)	(260,494)
Distributions paid	(1,531,800)	(2,297,700)
Net cash used in financing activities	(7,509,625)	(3,103,406)

Increase (Decrease) in Cash and Cash Equivalents	(6,253,916)	2,454,207

Cash and Cash Equivalents, Beginning of Period	11,693,097	9,006,601

Cash and Cash Equivalents, End of Period	$5,439,181	$11,460,808

Supplemental Cash Flows Information

Interest paid	$231,245	$231,172

See Notes to Condensed Financial Statements

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position , results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-KSB Annual Report for 2004 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2005 and December 31, 2004, cash equivalents consisted primarily of a retail repurchase agreement.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at March 31, 2005, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in a retail repurchase agreement at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of March 31, 2005, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Accounts that are unpaid after 30 days bear interest at 18%. Accounts past due more than 120 days are considered delinquent. Interest ceases to accrue on delinquent accounts and does not resume until the account is no longer classified as delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at March 31, 2005:

Raw materials, enzymes and additives	$354,042
Work-in-progress	119,300
Finished goods	1,374,904
$1,848,246

Debt Origination Costs

During 2001, the Company paid $685,086 related to loan origination costs, other fees and a United States Department of Agriculture (USDA) guarantee application fee related to the construction loan agreement described in Note 4. The USDA fee, in the amount of $240,000, was refunded to the Company in 2002. On January 20, 2004 the Company refinanced its construction loan requiring the payment of loan origination costs and other fees, including a UDSA guarantee fee, totaling $260,494. On February 23, 2005 the Company refinanced its loan requiring the payment of loan origination costs totaling $39,656 and unamortized loan fees totaling $562,442 related to the refinanced debt were written off as of that date. Loan origination costs are being amortized over seven years (the life of the loan) using the straight-line method.

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
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

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

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

Earnings Per Membership Unit

For purposes of calculating basic earnings per membership unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue. For purposes of calculating diluted earnings per membership unit, units subscribed for but not issued by the Company are also included in the computation of outstanding membership units.

Note 2: Members’ Equity

In March 2005, the Company’s Board of Directors declared a cash distribution of $100 per membership unit to all members of record as of April 1, 2005 payable in May 2005. A distribution payable in the amount of $1,531,800 was recorded by the Company as of March 31, 2005 by a charge to members’ equity.

Note 3: Commitments and Related Parties

The Company is party to a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 33,762,500 therms of natural gas at a fixed price over a five-year initial term. The agreement expires February 2008 and is renewable for an additional five-year period.

On March 7, 2004, the Company renewed an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The marketing agreement expires September 7, 2005.

At March 31, 2005, the Company had entered into agreements to purchase 2,527,582 bushels of corn at an average price of $2.01 per bushel to be delivered between April 2005 and March 2006. Fifty-two contracts totaling 504,467 bushels are with related parties.

At March 31, 2005, the Company had contracts for the sale of approximately 12,255,000 gallons of ethanol with prices ranging from $1.38 to $1.70 per gallon to be delivered in 2005.

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 4: Long-term Debt

On February 23, 2005 the Company re-financed its term loans with Union Bank and Trust Company. As part of the refinancing, the Company made an additional principal payment in the amount of $5,793,445, paid a pre-payment penalty of $309,616 and entered into a $10,000,000 term loan, which remains outstanding at March, 31, 2005. The term loan and line of credit are subject to certain restrictive covenants which among other things require prior lender approval of distributions above 35% of current year net income and the maintenance of minimum levels of tangible net worth, working capital, debt coverage ratio and capital improvements. At March 31, 2005, the Company received a waiver of noncompliance with the distribution limitations covenant.

Long-term debt consists of the following as of March 31, 2005:

Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	$9,880,950

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,319 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	288,028

Total long-term debt	10,168,978
Less current maturities	1,458,527
$8,710,451

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring February 22, 2006. At March 31, 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at 8.25% through April 1, 2005 and at a variable rate of Wall Street Journal Prime plus 0.75% thereafter. Interest is payable monthly.

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 4:   Long-term Debt - Continued

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 7, 2006, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Note 5:   Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the March 31, 2005 and December 31, 2004 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Currently, option and futures contracts on corn and natural gas purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of option and futures contracts are recorded on the income statement in gain/loss on option and futures contracts.

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 6:   Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the three month periods ended March 31, 2005 and 2004 are approximately as follows:

Balance Sheet	2005	2004
Accounts receivable	$45,000	$170,000
Accounts payable	39,000	6,000

Statement of Income
Distillers grain sales	$218,000	$291,000
Corn purchases	985,000	919,000
Commissions on distillers grain sales	-	23,000

Note 7:   Disclosure Regarding Fair Value of Financial Instruments

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

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 8:   Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. As of and for the three month period ended March 31, 2005, accounts receivable and credits earned related to this program totaled approximately $374,000.

Credits earned under the aforementioned state energy production program are included in net sales in the accompanying statements of income.

Note 9:   Reverse Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, Midwest Bank, N.A. (the Bank) has transferred such securities to a third party custodian. The custodian is the Company’s agent for the purposes of possessing and perfecting the Company’s security interest in said securities at March 31, 2005. To the extent that the market value of the securities used as collateral falls below the outstanding amount of repurchase obligations, the Company may become an unsecured creditor of the Bank. The market value of securities pledged as collateral exceeds the carrying amount of the reverse repurchase agreement and the agreement has a weighted average maturity of one day as of March 31, 2005.

Note 10:   Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges or water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilities arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities. Husker Ag LLC has been advised by the Nebraska Department of Environmental Quality (Nebraska DEQ) that it may be receiving a written warning due to exceeding the current construction air permit limitations on production and grain receiving amounts. As of March 31, 2005, the Nebraska DEQ was unable to provide an estimate of possible exposure costs. Management does not expect exposure costs, if any, to be material.

Husker Ag, LLC
Notes to Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 11: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment.” The Statement generally provides that the cost of share-based payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company does not have any outstanding options at March 31, 2005. With respect to any future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning January 1, 2006.

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” Opinion No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule. The Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary assets exchanges in periods beginning after June 15, 2005.

The implementation of these pronouncements is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

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

Overview

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), owns and operates an ethanol plant located near Plainview, Nebraska. Husker Ag's business consists of the production of ethanol and an ethanol co-product, distillers grains. The Company began grinding corn and producing ethanol in March 2003. Currently the ethanol plant converts roughly nine million bushels of corn into approximately 25 million gallons of ethanol per year. The ethanol plant also currently produces and sells over 160,000 tons of modified wet distillers grain on an annual basis.

Husker Ag's operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see "Energy Production Credits" under Results of Operations below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional information.

The Company's net income was down sharply from the first quarter of 2004 to the first quarter of 2005. This was primarily due to a very large reduction in federal production credits, a significant difference in the gain/loss on the Company's option and futures contracts, and large charges in selling, general and administrative expenses related to debt refinancing.

Results of Operations for the periods ended March 31, 2005 and 2004

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Condensed Statements of Income for the three months ended March 31, 2005 and 2004. This table should be read in conjunction with the Company's condensed financial statements and accompanying notes reported above under Item 1 of this Form 10-Q:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004

Sales and revenues	$10,817,630	100.0%	$13,313,299	100.0%
Cost of sales	(7,973,747)	(73.7%)	(8,458,800)	(63.6%)
Gain (loss) on options	(341,008)	(3.2%)	2,366,363	17.8%

Gross profit	2,502,875	23.1%	7,220,862	54.2%
Selling, general and administrative expenses	(1,124,974)	(10.4%)	(403,777)	(3.0%)
Operating income	1,377,901	12.7%	6,817,085	51.2%
Interest expense	(217,759)	(2.0%)	(272,298)	(2.0%)
Interest and other income	42,930.4%		22,514	0.2%

Net income	$1,203,072	11.1%	$6,567,301	49.4%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended March 31, 2005 and 2004, ethanol sales comprised 82.0% and 65.8%, respectively, of total net sales. Distillers grain sales comprised 14.8% and 13.6% of the Company’s total net sales for the three months ended March 31, 2005 and 2004, respectively; while federal and state energy production credits make up the remaining 3.2% and 20.6% of the Company’s total net sales for the first quarter of 2005 and 2004, respectively. If energy production credits are excluded, ethanol sales represent 84.7% and 82.9%, and distillers grain sales represent 15.3% and 17.1%, of the total revenue of the Company from the sales of its products for the three month periods ended March 31, 2005 and 2004.

Ethanol Sales

Ethanol prices dropped dramatically during the first quarter of 2005. The average spot market for ethanol during the first quarter of 2005 was roughly $1.145 per gallon compared to an estimate of $1.477 per gallon during the fourth quarter of 2004, a reduction of over 20%. This compares to an approximate average price during the first quarter of 2004 of $1.325 per gallon.

However, at December 31, 2004, the Company had forward contracts for the sale of approximately 8.2 million gallons of ethanol with prices ranging from $1.41 to $1.67 per gallon to be delivered in 2005. As a result, approximately 99.6% of ethanol sold during the first quarter of 2005 was sold pursuant to one of these forward contracts. Therefore, despite this reduction in ethanol prices compared to last year’s first quarter, ethanol sales for the first quarter of 2005 increased by 1.4% over last year's first quarter.

Distillers Grain Sales

Sales of distillers grain decreased by over $205,000, or 11.4% for the first quarter of 2005 compared to the first quarter of 2004. This decrease is due to a significant reduction in corn prices from the first quarter of 2005 compared to the first quarter of 2004 when corn prices were relatively high. The price of distillers grain is generally dependent upon the price of corn.

Energy Production Credits

Net sales included $339,530 of energy production credits for the three months ended March 31, 2005, which is down significantly from the production credits earned in the first quarter of 2004 in the amount of $2,748,773. These amounts consist of ethanol producer credits from the State of Nebraska totaling $337,324 and $381,509 for the first quarters of 2005 and 2004, and $2,206 and $2,367,264 of ethanol producer credits from the federal government for the first quarters of 2005 and 2004, respectively. The Company's net income for the first quarter of 2005 without the state and federal production credits included in net sales would have been $863,542 (compared to actual net income of $1,203,072).

While the producer credits from the State of Nebraska should remain consistent for 2005 (subject to appropriate financing by the Nebraska Legislature; see "Risk Factors" below), the Company expects to receive only very minimal federal program payments for calendar year 2005. The Company therefore anticipates that its sales of ethanol and distillers grain will constitute a much larger percentage of the Company's total net sales during 2005.

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

Because Husker Ag's ethanol plant was not operating at full capacity until the second quarter of 2003, the Company reported over $2 million of federal production credits in its net income for the first quarter of 2004 due to the significant increase in production over last year's results. However, since the plant was operating at nearly full capacity for all of 2004, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2005. Further, funding for this program has been recently cut. Accordingly, the Company currently estimates that it will earn only an additional $10,000 in federal ethanol producer credits during all of calendar year 2005 (the Company earned only $2,206 during the first quarter of 2005). Thereafter, the Company does not anticipate receiving any payment from this program in the foreseeable future.

Energy Credits - Nebraska Program. In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. ("Rite Way") pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on the Company's revenue. See "Risk Factors" below.

These two programs may not have sufficient funds to cover the allocations to eligible producers in future years. Husker Ag is currently unable to predict whether there may be a funding shortfall and what the effect such a shortfall would have on the Company's allocation.

Gain/Loss on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company's gas-plus forward contracts for the sale of ethanol, Husker Ag has taken hedging positions in unleaded gas futures and options markets.

Hedging means protecting the price at which the Company buys corn and natural gas and the price at which it will sell its products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn, natural gas and unleaded gas as well as Husker Ag’s ability to sell sufficient amounts of ethanol and distillers grain to utilize all of the commodities subject to the option and futures contracts. Hedging activities can result in costs to the Company because price movements in grain, natural gas and unleaded gas contracts are highly volatile and are influenced by many factors which are beyond the Company’s control.

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC ("FCStone"), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant. As of March 31, 2005, the Company had purchased approximately 2.5 million bushels of corn inventory through the purchase and sale of call and put options through FCStone. As of March 31, 2005, the Company had open long and short positions in option contracts. The Company has recorded these positions at their fair value. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional information.

The Company has also retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. As part of its responsibilities, Husker Trading, Inc. will ensure the consistent scheduling of grain deliveries and establish and fill forward contracts through grain elevators. They will also coordinate grain deliveries between the railroad, participating elevators and producers, as well as negotiate price protection with hedging specialists.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which established a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Allen Sievertsen, and Board members Fredrick Knievel, Stanley Gyberg, Mike Kinney and David Stearns. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. Increases in the price of natural gas would harm the Company by increasing its energy costs. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, the Company began purchasing option and futures contracts on natural gas for the first time in January 2005.

A relatively small percentage of the Company's forward contracts for the sale of ethanol are priced as "gas-plus" contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company's revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company also began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

The Company's net income for the three months ended March 31, 2005, included net realized and unrealized losses on option and futures contracts in the amount of $341,008. Contracts on natural and unleaded gas created $312,742 of the $341,008 loss for the first quarter of 2005. Market conditions for gas during the first quarter of 2005 were unfavorable for the Company's option and futures contracts creating this loss. Unless these conditions begin to change, the Company may expect to realize additional losses on option and futures contracts in the future.

For the three months ended March 31, 2004, the Company reported a gain on option and futures contracts in the amount of $2,366,363 comprised solely of corn hedging. This gain was due to a significant increase in corn contract prices during the first quarter of 2004, and the gain was not sustained for the remainder of 2004.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended March 31, 2005 and 2004, the Company's cost of sales, as a percentage of total net sales, was 73.7% and 63.6%, respectively. However, after excluding energy production credits from the Company's total net sales for both 2005 and 2004, the Company's cost of sales as a percentage of such adjusted net sales actually decreased by 2.4% from 2004 to 2005. Cost of sales primarily consists of purchases of corn and both natural and unleaded gas. Corn costs comprised 59.5% and 65.9% of total cost of sales for the three months ended March 31, 2005 and 2004 respectively. Natural and unleaded gas made up 18.6% and 15.3% of cost of sales for the first quarter of 2005 and 2004. Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2005. However, the Company's cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the three months ended March 31, 2005 and 2004, the Company's selling, general and administrative expenses, as a percentage of total net sales, were 10.4% and 3.0%, respectively. After excluding energy production credits from the Company's total net sales, the Company's first quarter's selling, general and administrative expenses as a percentage of such modified net sales increased from 3.9% in 2004 to 10.8% in 2005. This large increase was due to (i) the Company’s refinancing of its long term debt which resulted in prepayment penalties in the amount of $309,616; and (ii) the write-off of the Company's remaining unamortized debt origination costs from its initial financing with Stearns Bank in the amount of $562,442 which were being amortized over the life of the original loan. If these expense items were excluded from selling, general and administrative expenses, such expenses as a percentage of total net sales for the three months ended March 31, 2005 would be only 2.3%. For the remainder of 2005, Husker Ag currently anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company's net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the three months ended March 31, 2005, consisted of $42,133 of interest income and $797 of other income. For the three months ended March 31, 2004, the Company had interest income of $22,298 and other income of $216. Interest income was much higher in 2005 due to large amounts of cash equivalents held by the Company during the period at higher interest rates. Much of this cash reserve was used in February 2005 to pay down a portion of the Company's long-term debt (see "Liquidity and Capital Resources" below).

Interest Expense

Interest expense for the three months ended March 31, 2005, was $217,759 compared to $272,298 for the three months ended March 31, 2004. This decrease is due to the refinancing of the long-term debt during the first quarter of 2005 (see “Liquidity and Capital Resources” below) which decreased the interest rate on and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the three months ended March 31, 2005 was $1,203,072, consisting of income from operations of $1,377,901, $797 of other income and $42,133 of interest income offset by $217,759 of interest expense. Net income from operations for 2005 included a $341,008 loss on option and futures contracts, which includes both the actual net losses on option and futures contracts closed during the first quarter of 2005 and the change during the three months in the market value on option and futures contracts outstanding as of March 31, 2005 and 2004. As noted above, the Company's net income for the first quarter of 2005 without the state and federal production credits included would have been $863,542. As explained further above, Husker Ag's net income in 2005 is expected to be less than 2004 because the Company expects to receive less than $10,000 of federal producer credits in 2005 compared to $2,367,264 in 2004.

By comparison, the net income for the three months ended March 31, 2004 was $6,567,301, consisting of income from operations of $6,817,085, $216 of other income and $22,298 of interest income offset by $272,298 of interest expense. Net income from operations for the first quarter of 2004 included a $2,366,363 gain on option and futures contracts.

The Company's net income for the first quarter of 2005 was approximately $5.4 million less than its net income for the first quarter of 2004. This reduction in the Company’s net income is largely due to several factors: (i) a reduction in federal and state production credits of approximately $2.4 million; (ii) a decrease in the gain/loss on option and futures contracts in the approximate amount of $2.7 million; and (iii) large selling, general and administrative expenses related to debt refinancing in the approximate amount of $870,000. Each of these factors is discussed further above.

Notwithstanding the reduction of federal production credits and the debt refinancing related expenses occurring in the first quarter of 2005, the Company continued to have net earnings from the sale of ethanol largely due to the number of forward contracts for the sale of ethanol utilized during the first quarter of 2005 as well as moderate corn prices. As noted above, ethanol prices have been falling. The Company does not have control over what ethanol and corn prices will do in the future, and cannot provide assurance that it will continue to experience net earnings from the sale of ethanol for the remainder of 2005. See "Risk Factors" below.

Liquidity And Capital Resources

As of March 31, 2005, the Company had current assets of $8,827,839, including cash and cash equivalents of $5,439,181 and the Company had total assets of $35,627,810. As of March 31, 2005, the Company had current liabilities totaling $5,826,421. As of March 31, 2005, the Company's ratio of current assets to current liabilities was 1.52 to one, compared to 2.09 to one as of December 31, 2004. The primary reason for this reduction in the Company's current ratio during the first quarter of 2005 is the Company's use of cash to pay down a significant portion of its long-term debt during the quarter. (See below for further information regarding this reduction in long-term debt).

As of March 31, 2005, the Company had total members' equity of $21,090,938, or $1,376.88 per unit. This compares to total members' equity of $21,419,666, or $1,398.33 as of December 31, 2004, and $25,111,720, or $1,639.36 per unit, as of March 31, 2004. Members' equity decreased by $328,728 during the first quarter of 2005 due to distributions declared in the amount of $1,531,800 offset by net income for the quarter in the amount of $1,203,072. Members' equity decreased by approximately $4 million from March 31, 2004 to March 31, 2005, due to total distributions declared during that twelve month period in the approximate amount of $8.4 million offset by the Company's net income during the same twelve month period in the approximate amount of $4.4 million.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the three months ended March 31, 2005, generated $1,291,608 of net cash flow. The net cash from operating activities includes, among several other material items, net income from operations before depreciation and amortization in the amount of $1,758,905.

Cash Flow from Investing Activities. For the three months ended March 31, 2005, the Company used $35,899 to purchase property and equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the period ended March 31, 2005, totaled $7,509,625, consisting of distributions paid to members ($1,531,800) and net payments on long-term debt including debt origination costs ($5,977,825).

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

On February 22, 2005, the Company signed a Commercial Loan Agreement with Union Bank and Trust Company, Lincoln, Nebraska ("Union Bank") and Midwest Bank National Association, Plainview, Nebraska ("Midwest Bank"), whereby Union Bank and Midwest Bank agreed to loan Husker Ag the funds necessary to refinance the Company's outstanding obligations with Stearns Bank and to provide the Company with a revolving line of credit. On February 23, 2005, Husker Ag used the proceeds from its new loan with Union Bank, along with approximately $5.8 million of its cash reserves, to pay off its obligation to Stearns Bank in full. The total payoff was approximately $15.8 million which included a prepayment penalty of $309,616.

Union Bank and Midwest Bank made the following loans to Husker Ag on February 23, 2005, pursuant to the Commercial Loan Agreement and the resultant promissory notes (collectively the "New Loans"):

1. Union Bank - single advance term loan in the amount of $10,000,000. This term note is amortized over a seven year period with a final maturity on February 22, 2012. This note is payable in equal monthly installments of $119,050 plus interest. The interest rate on this note is fixed at 6.20% for the first five years. Thereafter, the interest rate will be fixed at the then applicable 2-year Treasury Constant Maturity Rate plus 3.00%.

2. Midwest Bank - multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit and principal is due February 22, 2006, subject to possible annual renewals if permitted by the bank. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted monthly (the WSJ Prime Rate was 5.75% at May 1, 2005, with a resultant interest rate of 6.50% through May 31, 2005; the WSJ Prime Rate was increased to 6.00% on May 3, 2005, and therefore the resultant interest rate for June 2005 will be 6.75% unless the Prime Rate is changed again before the 1st of June). Husker Ag intends to utilize this line of credit when needed for operating purposes. As of May 13, 2005, the Company had not borrowed any money from Midwest Bank pursuant to this line of credit.

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

The Commercial Loan Agreement requires lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company's net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from both Union Bank and Midwest Bank for any capital improvements in excess of $1,050,000. The Commercial Loan Agreement also imposes a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (ratio is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

The future annual maturities of all long-term debt of Husker Ag by fiscal year are as follows (as of March 31, 2005):

2005	(remaining 9 months): $1,093,779
2006:	1,459,466
2007:	1,460,764
2008:	1,462,117
2009:	1,463,527
2010	and thereafter: $3,229,325
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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, the Company currently sells the majority of its ethanol to Eco-Energy, Inc. ("Eco-Energy"). Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company's customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy's purchases from the Company decrease for any reason. See the section entitled "Marketing and Distribution Methods - Ethanol" below for information regarding the Company's agreement with Eco-Energy.

Marketing and Distribution Methods

Ethanol

Husker Ag has retained Eco-Energy Systems ("Eco-Energy") to sell and market its ethanol through normal and established markets which includes local, regional and national markets. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract (the "Contract") with FCStone, LLC ("FCStone") and Eco-Energy pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the Contract. In September 2004, this Contract was automatically extended for one year on the same terms and conditions. This contract is currently under review by the Company's Board of Directors.

Distillers Grain

The dry milling process that produces ethanol also produces distillers grain, which is primarily used as a high protein animal feed. The price of distillers grain generally varies with grain prices, so that increases in grain costs are partially offset by increases in distillers grain prices. Husker Ag is currently producing almost entirely distillers modified wet grain which is marketed and sold primarily to feedlots, cattle feeders and dairies within a 120-mile radius of the ethanol plant. During 2004, Husker Ag hired a full-time employee to undertake primary responsibility for the sale and marketing of distillers grain.

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

Because Husker Ag elected to purchase a thermal oxidizer rather than use a boiler, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The modified Air Quality Construction Permit also seeks to increase the amount of ethanol production permitted. The Company has completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. Once the modified Air Quality Construction Permit is issued, the Company believes the NDEQ will issue Husker Ag its Air Quality Operating Permit. The Company currently anticipates that the Air Quality Operating Permit will be issued by the NDEQ, but will require the Company to comply with certain conditions including the paving of the plant roadways. This paving was completed in April 2005.

For the twelve months ended December 31, 2004, Husker Ag produced more than 25,000,000 gallons of denatured alcohol, which exceeded its Construction Permit limit. The Company informed the NDEQ of this and continues to work with the NDEQ on a new permit. Husker Ag has been advised by the NDEQ that it may be receiving a written warning due to exceeding the current construction air permit limitations on production and grain receiving amounts during 2004. As of May 13, 2005, the NDEQ was unable to provide an estimate, if any, of possible exposure costs. During 2005, Husker Ag has been operating its plant at a rate of 25,000,000 gallons, or less, of denatured alcohol per year. In the meantime, the Company has submitted a revised construction permit application requesting a limit of approximately 32,000,000 gallons per year. The Company currently expects to have a resolution to its permit application during the second quarter of 2005. The revised construction permit application went to a 30 day public comment period on April 20, 2005.

Employees

As of May 13, 2005, Husker Ag had a total of 33 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At March 31, 2005, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 3 and 4 to the Company's condensed financial statements.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to purchases of corn and natural gas. The Company also enters into certain option and futures contracts of unleaded gas (denaturant) which can be considered a hedge for natural gas (an input in the production process) or ethanol. However, as of March 31, 2005, all option and futures contracts of unleaded gas were intended by the Company as a hedge against its gas-plus contracts for the sale of ethanol (See "Gain/Loss on Option and Futures Contracts" above under "Results of Operations" for further discussion on such gas-plus contracts.) The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company's balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of income when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Currently, option and futures contracts on corn and natural gas purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in the market value of option and futures contracts are recorded on the income statement in gain/loss on option and futures contracts.

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

There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger ethanol plants, from plants that can produce a wider range of products than it can, and from other plants similar to its ethanol plant. Husker Ag’s ethanol plant is in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midlands and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag's current production capacity. In addition, there are a number of Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to Husker Ag.

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

The rapid growth of production capacity in the ethanol industry creates some market uncertainty for the ethanol industry.

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

Husker Ag purchases corn from local producers but Husker Ag does not currently have any agreements with any corn producers or grain elevators to provide corn to its ethanol plant. The Company also attempts to reduce the risks related to corn price volatility through the futures and option markets.

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

Husker Ag believes there are a number of existing projects in Nebraska that will also be eligible for LB 536 payments which will require the legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain check-off program. Despite the Company’s written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination in payments to Husker Ag contrary to the terms of its written agreement would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. If the State of Nebraska established such a tax, Husker Ag could be for example, required to pay taxes on the distillers grain it produces, which could have a material adverse impact on Husker Ag’s net income from the production incentive.

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

Update for 2005 Legislative Session: The 2005 Nebraska Unicameral legislative session is scheduled to end on or about June 3, 2005. The legislature is currently considering funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills have come to a final vote by the legislature as of May 13, 2005. The legislature is expected to continue to debate, and possibly vote on, one or more ethanol related bills during the second quarter of 2005.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, management believes that the Company currently is not required to disclose quantitative and qualitative information about market risks, and that such disclosures are not required until its Form 10-K is filed for the period ending December 31, 2005, which is the first fiscal year end in which Item 305 applies to the Company. Notwithstanding the foregoing, management believes that the following disclosure is beneficial to investors' understanding of the Company's general financial position and of specific risks to which the Company is exposed.

Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain market risks are inherent in the ethanol business with respect to commodity prices, from both an input (corn, natural gas, etc.) and output (ethanol and distillers grain) perspective. The Company is also exposed to market risk from changes in interest rates.

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see "Gain/Loss on Option and Futures Contracts" above under "Results of Operations" as well as Note 5 to the Company's condensed financial statements included above).

Husker Ag produces ethanol and its co-product, distillers grain, from corn, and as such is sensitive to changes in the price of corn. The price and availability of corn are subject to significant fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of corn through adjustments in prices charged for their ethanol.

Husker Ag also uses natural gas and unleaded gas in the production process, and as such is sensitive to changes in the price of both natural gas and unleaded gas. (Unleaded gas is often referred to as a denaturant in the ethanol production process.) The price of natural gas and unleaded gas is influenced by a variety of factors including political events, OPEC actions, weather factors as well as general market supply and demand.

The Company attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as incorporating the use of forward cash contracts or basis contracts. While the Company does not currently own any option or futures contracts for the purpose of hedging its unleaded gas needs, it does own such contracts for the purposes of hedging its gas-plus ethanol contracts as discussed further below.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company's hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company's hedge positions changes, the gains and losses are immediately recognized on the Company's income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at March 31, 2005, the Company would not expect a material change in the fair value of its derivative instruments with a 10% increase or decrease in the cash price of corn.

The Company's immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2005, the fair value of the Company's derivative instruments for corn, natural gas and unleaded gas is a net liability in the amount of $175,407. There are several variables that could affect the extent to which the Company's derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage corn price risk, the Company's hedging strategy is designed to establish a price ceiling and floor for its corn purchases. The upper limit of loss on the Company's futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on the Company's exchange traded and over-the-counter option contracts is limited to the amount of the premium that the Company paid for the option.

The Company estimates that its expected corn usage is approximately nine million bushels per year for the production of approximately 25 million gallons of ethanol. As of March 31, 2005, Husker Ag had cash, futures, and option contract price protection in place for 100% of the Company's expected corn usage through October  2005. In addition, Husker Ag has 23% of its expected corn usage protected by cash purchase contracts through December 2005. Additional protection may be necessary in the future. As corn prices move in reaction to market trends, Husker Ag's income statement may be affected depending on the impact such market movements have on the value of the Company's derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company's natural gas price risk, Husker Ag has fixed price contracts on 52% of its expected natural gas needs through June 2005. As of March 31, 2005, the Company had purchased natural gas options to participate in any decline in natural gas prices. The Company's risk of loss on these contracts is limited to the premium paid representing a possible loss of 2% of the gas price. There is no material risk of loss with respect to the unleaded gas options.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of March 31, 2005, the Company had forward contracts in place for the sale of approximately 12,255,000 gallons of ethanol with prices ranging from $1.38 to $1.70 per gallon to be delivered during 2005. Husker Ag may continue to sell ethanol for later in 2005 and into 2006 to attempt to further reduce the Company's risk for price decreases. See "Risk Factors" above for additional information regarding this price risk.

In addition, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company's then outstanding gas-plus forward contracts for the sale of ethanol. See "Gain/Loss on Option and Futures Contracts" under "Results of Operations" above for further discussion on the Company's gas-plus contracts.

Interest Rate Risk

The Company's interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of March 31, 2005, Husker Ag has $8.7 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on this debt is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Company's revolving line of credit, which has not been used as of May 13, 2005, is with Midwest Bank National Association, and carries a variable rate of interest equal to the Wall Street Journal Prime Rate plus 0.75% adjusted monthly. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See "Liquidity and Capital Resources" above for additional information regarding the Company's debt.

ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer within the 90-day period preceding the filing date of this quarterly report. Our Principal Executive Officer and Principal Financial Officer concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

The Principal Executive Officer and Principal Financial Officer have concluded that the Company has material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. In addition, these officers have concluded that the Company has a material weakness in both its lack of segregation of duties for its accounting functions and in its failure to establish adequate monitoring controls to insure that information generated for financial reporting purposes is complete and accurate. In light of the foregoing, management is in the process of developing additional procedures to help address these issues. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.

(b)  Changes in Internal Controls: During the Company's first fiscal quarter ended March 31, 2005, there have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

31(i)(A)  Certification required by Rule 13a-14(a) and 15d-14(a)
31(i)(B)  Certification required by Rule 13a-14(a) and 15d-14(a)
32                        Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board, President and Director(Principal Executive Officer)

Date: May 13, 2005.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31(i)(A)	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
31(i)(B)	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
32	Section 1350 Certifications	Filed herewith