Form 10-Q
period 2005-06-30
HUSKER AG  LLC
filed 2005-08-15
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005; or

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2005
Membership Units	15,318 Membership Units

HUSKER AG, LLC
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2005

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC
Condensed Balance Sheets
June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash	$184,455	$2,406,010
Restricted cash	370,319	393,060
Repurchase agreement	4,632,793	8,894,027
Total cash and cash equivalents	5,187,567	11,693,097

Certificates of deposit	1,500,000	—
Accounts receivable
Trade	917,139	398,651
Incentives	782,808	74,651
Inventories	792,820	1,671,610
Margin account	207,006	249,755
Option and futures contracts	172,522	77,813
Prepaid expenses	175,534	299,138
Total current assets	9,735,396	14,464,715

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	31,146,319	30,488,254
Other equipment	434,783	382,340
Office building	215,673	215,673
Vehicles	35,523	22,200

	31,916,616	31,192,785
Less accumulated depreciation	5,012,549	3,926,836

	26,904,067	27,265,949
Other Assets
Debt origination costs, net of accumulated amortization; June 30, 2005 - $2,002 and December 31, 2004 - $128,838	37,654	576,742

	$36,677,117	$42,307,406

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$1,563,560	$1,910,726
Current maturities of long-term debt	1,458,837	2,141,171
Option and futures contracts	186,179	259,025
Accrued property taxes	335,498	368,294
Other accrued expenses	192,313	172,271
Deferred revenue	—	538,477
Distributions payable	—	1,531,800
Total current liabilities	3,736,387	6,921,764

Long-term Debt	8,345,625	13,965,976

Members’ Equity - 15,318 units	24,595,105	21,419,666

	$36,677,117	$42,307,406

See Notes to Condensed Financial Statements

Husker Ag, LLC
Condensed Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004

Net Sales
Ethanol sales	$10,043,026	$8,671,773	$18,917,624	$17,427,154
Distillers grain sales	1,536,604	1,939,266	3,140,106	3,748,411
Energy production credits	1,099,315	702,069	1,438,845	3,450,842
	12,678,945	11,313,108	23,496,575	24,626,407

Cost of Sales	8,336,721	8,845,654	15,325,166	16,385,097
Cost of Sales Related Parties	423,292	914,751	1,408,594	1,834,108

Loss (Gain) on Option and Futures Contracts	(107,189)	1,342,208	233,819	(1,024,155)

Gross Profit	4,026,121	210,495	6,528,996	7,431,357

Selling, General and Administrative Expenses	406,547	501,050	1,531,521	904,827

Income (Loss) from Operations	3,619,574	(290,555)	4,997,475	6,526,530

Other Income (Expense)
Other income	1,163	1,933	1,960	2,149
Interest expense	(155,204)	(251,296)	(372,963)	(523,594)
Interest income	38,634	30,018	80,767	52,316

	(115,407)	(219,345)	(290,236)	(469,129)

Net Income (Loss)	$3,504,167	$(509,900)	$4,707,239	$6,057,401

Basic and Diluted Earnings (Loss) Per Membership Unit	$228.76	$(33.29)	$307.30	$395.44

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

Distributions Declared Per Unit	$—	$200	$100	$200

See Notes to Condensed Financial Statements

Husker Ag, LLC
Condensed Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities
Net income	$4,707,239	$6,057,401
Items not requiring (providing) cash
Depreciation and amortization expense	1,111,034	1,129,023
Write-off of debt origination costs	562,442	—
Gain on sale of property and equipment	(819)	—
Unrealized (gain) loss on option and futures contracts	(167,555)	603,113
Changes in
Accounts receivable	(1,226,645)	657,505
Inventories	878,790	148,797
Margin account	42,749	(16,873)
Prepaid expenses	123,604	(2,118)
Accrued loss on forward purchase contracts	—	478,817
Accounts payable and accrued expenses	(634,920)	497,184
Deferred revenue	(538,477)	—

Net cash provided by operating activities	4,857,442	9,552,849

Investing Activities
Purchase of certificates of deposit	(1,500,000)	—
Proceeds from sale of property and equipment	9,000	—
Purchases of property and equipment	(466,031)	(357,558)

Net cash used in investing activities	(1,957,031)	(357,558)

Financing Activities
Issuance of long-term debt	10,000,000	—
Principal payments on long-term debt	(16,302,685)	(2,868,441)
Payment of debt origination costs	(39,656)	(260,494)
Distributions paid	(3,063,600)	(5,361,300)

Net cash used in financing activities	(9,405,941)	(8,490,235)

Increase (Decrease) in Cash and Cash Equivalents	(6,505,530)	705,056

Cash and Cash Equivalents, Beginning of Period	11,693,097	9,006,601

Cash and Cash Equivalents, End of Period	$5,187,567	$9,711,657

Supplemental Cash Flows Information

Increase in accounts payable for purchase of plant equipment	$275,000	$—

Interest paid	$388,576	$501,802

See Notes to Condensed Financial Statements

Husker Ag, LLC
Notes to Condensed Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Basis of Presentation

The accompanying condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-KSB Annual Report for 2004 filed with the Securities and Exchange Commission. The results of operations for the three-and-six-month periods are not necessarily indicative of the results to be expected for the full year.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2005 and December 31, 2004, cash equivalents consisted primarily of a repurchase agreement.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at June 30, 2005, the Company’s cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in a repurchase agreement at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Husker Ag, LLC
Notes to Condensed Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies - Continued

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories were comprised of the following at June 30, 2005:

Raw materials, enzymes and additives	$494,468
Work-in-progress	151,671
Finished goods	146,681
$792,820

Debt Origination Costs

As described in Note 3, on February 23, 2005 the Company refinanced its loan requiring the payment of loan origination costs totaling $39,656 and unamortized costs totaling $562,442 related to the refinanced debt were written off as of that date. Debt origination costs are being amortized over seven years (the life of the loan) using the straight-line method.

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

Husker Ag, LLC
Notes to Condensed Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 2:	Commitments and Related Parties

The Company is party to a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 33,762,500 therms of natural gas at a fixed price over a five-year initial term. The agreement expires February 2008 and is renewable for an additional five-year period.

On March 7, 2004, the Company verbally renewed an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The marketing agreement expires September 7, 2005. On May 27, 2005, the Company signed an amended agreement with Eco Energy, Inc. effective June 1, 2005 changing the expiration date of the agreement to September 30, 2006.

At June 30, 2005, the Company had entered into agreements to purchase 2,912,209 bushels of corn at an average price of $2.07 per bushel to be delivered between July 2005 and January 2007. Sixty-nine contracts totaling 574,804 bushels are with related parties.

At June 30, 2005, the Company had contracts for the sale of approximately 11,000,000 gallons of ethanol with fixed prices ranging from $1.20 to $1.39 per gallon and 523,000 gallons at variable prices to be delivered through March 2006.

Note 3:	Long-term Debt

On February 23, 2005 the Company re-financed its term loans with Union Bank and Trust Company. As part of the refinancing, the Company made an additional principal payment in the amount of $5,793,445, paid a pre-payment penalty of $309,616 and entered into a $10,000,000 term loan, which remains outstanding at June 30, 2005. The term loan and line of credit are subject to certain restrictive covenants which among other things require prior lender approval of distributions above 35% of current year net income and the maintenance of minimum levels of tangible net worth, working capital, debt coverage ratio and capital improvements.

Long-term debt consists of the following as of June 30, 2005:

Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	$9,523,800

Husker Ag, LLC
Notes to Condensed Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 3:	Long-term Debt — Continued

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,319 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	280,662

Total long-term debt	9,804,462
Less current maturities	1,458,837
$8,345,625

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring February 22, 2006. At June 30, 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at 8.25% through April 1, 2005 and at a variable rate of Wall Street Journal Prime plus 0.75% thereafter. Interest is payable monthly.

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 7, 2006, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Note 4:	Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts presented on the June 30, 2005 and December 31, 2004 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Husker Ag, LLC
Notes to Condensed Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 4:	Derivative Instruments—Continued

Currently, option and futures contracts on corn and natural gas purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of option and futures contracts are recorded on the statement of operations in gain/loss on option and futures contracts.

Note 5:	Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of June 30, 2005 and December 31, 2004 and for the three-and-six-month periods ended June 30, 2005 and 2004 are approximately as follows:

Balance Sheet	2005	2004
Accounts receivable	$93,000	$131,000
Accounts payable	92,000	—

	Three Months		Six Months
Statement of Operations	2005	2004	2005	2004
Distillers grain sales	$215,000	$305,000	$433,000	$596,000
Corn purchases	424,000	915,000	1,408,000	1,834,000
Commissions on distillers grain sales	—	8,000	—	31,000

Note 6:	Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. As of June 30, 2005, accounts receivable related to this program totaled $760,499. Credits earned under this program for the three-and-six-month periods ended June 30, 2005 totaled approximately $1,077,000 and $1,452,000, respectively. Credits earned under this program for the three-and-six-month periods ended June 30, 2004 totaled approximately $1,047,000 and $1,428,000, respectively.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. Credits recognized, net of estimate changes, under this program for the three-and-six-month periods ended June 30, 2004 totaled approximately $(345,000) and $2,022,000, respectively. Credits recognized, net of estimate changes, under this program for the three-and-six-month periods ended June 30, 2005 were approximately $23,000 and $(14,000), respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program was realized within the first 12 months of operations. The Company expects 2005 revenues related to the program to be insignificant.

Credits earned under the aforementioned state and federal energy production program are included in net sales in the accompanying condensed statement of operations.

Husker Ag, LLC
Notes to Condensed Financial Statements
June 30, 2005 and 2004
(Unaudited)

Note 7:	Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, Midwest Bank, N.A. (the Bank) has transferred such securities to a third party custodian. The custodian is the Company’s agent for the purposes of possessing and perfecting the Company’s security interest in said securities at June 30, 2005. To the extent that the market value of the securities used as collateral falls below the outstanding amount of repurchase obligations, the Company may become an unsecured creditor of the Bank. The market value of securities pledged as collateral exceeds the carrying amount of the repurchase agreement and the agreement has a weighted average maturity of one day as of June 30, 2005.

Note 8:	Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges or water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilities arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities. Based on information currently known, management does not expect exposure costs, if any, to be material. Events could occur that would change this estimate materially in the near term.

Note 9:	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment.” The Statement generally provides that the cost of share-based payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company does not have any outstanding options at June 30, 2005. With respect to any future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning January 1, 2006.

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

Husker Ag's operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see "Energy Production Credits" under "Results of Operations for the three months ended June 30, 2005 and 2004" below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional information.

Results of Operations for the three months ended June 30, 2005 and 2004

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Condensed Statements of Income for the three months ended June 30, 2005 and 2004. This table should be read in conjunction with the Company's financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004

Sales and revenues	$12,678,945	100.0%		$11,313,108	100.0%
Cost of sales	(8,760,013)	(69.0%	)	(9,760,405)	(86.2%	)
Gain (loss) on options	107,189	0.8%		(1,342,208)	(11.9%	)

Gross profit	4,026,121	31.8%		210,495	1.9%
Selling, general and administrative expenses	(406,547)	(3.2%	)	(501,050)	(4.5%	)
Operating income (loss)	3,619,574	28.6%		(290,555)	(2.6%	)
Interest expense	(155,204)	(1.3%	)	(251,296)	(2.3%	)
Interest and other income	39,797	0.4%		31,951	0.3%

Net income (loss)	$3,504,167	27.7%		$(509,900)	(4.6%	)

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended June 30, 2005 and 2004, ethanol sales comprised 79.2% and 76.7%, respectively, of total net sales. Distillers grain sales comprised 12.1% and 17.1% of the Company’s total net sales for the quarter ending June 30, 2005 and 2004, respectively; while federal and state energy production credits make up the remaining 8.7% and 6.2% of the Company’s total net sales for the second quarter of 2005 and 2004, respectively. If energy production credits are excluded, ethanol sales represent 86.7% and 81.7%, and distillers grain sales represent 13.3% and 18.3%, of the total revenue of the Company from the sales of its products for the three month period ending June 30, 2005 and 2004.

Net sales for the three months ended June 30, 2005 increased by slightly over 12% over the same period from the prior year. This is largely due to a nearly $1.4 million increase in ethanol sales. Energy production credits increased approximately $400,000 for the second quarter of 2005 over the corresponding prior year period; this increase in credits was offset by a decrease in distillers grain sales in the same approximate amount. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the second quarter of 2005 have increased by 15.8% over the same period from the prior year. This is primarily due to an increase of 12.2% in the average price received per gallon for the second quarter of 2005 over the same period in 2004. The number of gallons of ethanol sold during the second quarter of 2005 also increased by 3.2% over the same period in 2004.

The vast majority of ethanol sold during the second quarter of 2005 was sold pursuant to a forward contract. At June 30, 2005, the Company had forward contracts for the sale of approximately 11.5 million gallons of ethanol with prices ranging from $1.20 to $1.39 per gallon to be delivered in 2005 and 2006.

Distillers Grain Sales

Sales of distillers grain decreased by over $400,000, or 20.8% for the second quarter of 2005 compared to 2004. Since the price of distillers grain has a direct relationship to the price of corn, this decrease in distillers grain sales resulted from a decrease in corn prices. The Company's average price of corn decreased by over 30% for the second quarter of 2005 compared to the same period in 2004. By comparison, the average price of distillers grain decreased by 23.0% from the second quarter of 2004 to the second quarter of 2005. For the second quarter, the actual tons of distillers grain sold increased by approximately 2.9% from 2005 to 2004, which partially offsets the decrease in distillers grain sales due to lower prices.

Energy Production Credits

Net sales included approximately $1.1 million of energy production credits for the three months ended June 30, 2005, which compares to net production credits earned in the second quarter of 2004 of roughly $700,000. While credits from the State of Nebraska increased 6.5% over the quarter ending June 30, 2004, this $400,000 increase is due primarily to a negative adjustment in federal credits recorded during the second quarter of 2004 in the approximate amount of $345,000. That negative adjustment resulted from a correction of an over-accrual of the expected payment recorded during the prior quarter.

Except for a small adjustment for federal credits, energy production credits for the second quarter of 2005 are derived entirely from the State of Nebraska. The Company's net income for the second quarter of 2005 without the energy production credits included in net sales would have been approximately $2.4 million (compared to actual net income of $3.5 million).

While the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2005 (subject to appropriate financing by the Nebraska Legislature; see "Risk Factors" below), the Company expects to receive only very minimal federal program payments for calendar year 2005. The Company therefore anticipates that its sales of ethanol and distillers grain will constitute a much larger percentage of the Company's total net sales during the remainder of 2005 and into 2006 and beyond.

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

Since the plant was operating at nearly full capacity for all of 2004, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2005. Accordingly, the Company currently estimates that it will earn only an additional $30,000 in federal ethanol producer credits during all of calendar year 2005. Thereafter, the Company does not anticipate receiving any substantial payment from this program in the foreseeable future.

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

This program may not have sufficient funds to cover the allocations to eligible producers in future years. Husker Ag is currently unable to predict whether there may be a funding shortfall and what the effect such a shortfall would have on the Company's allocation.

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

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC ("FCStone"), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and price risk management program for corn products necessary for the operation of the plant. As of June 30, 2005, the Company had purchased approximately 3 million bushels of corn inventory through the purchase and sale of futures and option contracts through FCStone. As of June 30, 2005, the Company had open long positions for 840,000 bushels of price protection at $2.30 per bushel. The Company has recorded these positions at their fair value. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional information.

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

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which established a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Allen Sievertsen, and Board members Stanley Gyberg, Mike Kinney, David Stearns and Leonard Wostrel. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

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

The Company's net income for the three months ended June 30, 2005, included net realized and unrealized gain on option and futures contracts in the amount of $107,189. This amount consists of a gain on contracts on natural and unleaded gas of $125,960 offset by a small loss on corn contracts.

Market conditions during the second quarter of 2005 were relatively favorable for the Company's option and futures contracts on natural and unleaded gas. However, because of the high volatility in these markets for gas and corn, the Company may expect to experience additional volatility on option and futures contracts in the future.

For the three months ended June 30, 2004, the Company reported a loss on option and futures contracts in the amount of $1,342,208 comprised solely by corn hedging. This loss resulted from falling corn prices during the quarter.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended June 30, 2005 and 2004, the Company's cost of sales, as a percentage of total net sales, was 69.0% and 86.2%, respectively. In actual dollars, cost of sales decreased by 10.2% from the second quarter of 2005 compared to the second quarter of 2004. This decrease resulted primarily from a decrease in corn prices. The average price of corn for the second quarter of 2004 was $2.85 compared to $1.97 for the same quarter in 2005, a decrease of over 30%. Cost of sales was also down due to a decrease in the amount of chemicals used in the production process.

Cost of sales primarily consists of purchases of corn and both natural and unleaded gas. Corn costs comprised 65.9% and 69.5% of total cost of sales for the three months ended June 30, 2005 and 2004 respectively. Natural and unleaded gas made up 15.0% and 13.8% of cost of sales for the second quarter of 2005 and 2004. Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2005. However, the Company's cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the three months ended June 30, 2005 and 2004, the Company's selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.5% and 4.7%, respectively. The Company's selling, general and administrative expenses decreased by over $90,000 or 18.9% for the second quarter of 2005 compared to 2004. This decrease was primarily due to decreases in property taxes, employee health and commercial insurance costs, and amortization expense. For the remainder of 2005, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company's net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the three months ended June 30, 2005, consisted of $38,634 of interest income and $1,163 of other income. For the three months ended June 30, 2004, the Company had interest income of $30,018 and other income of $1,933. Interest income was slightly higher in the second quarter of 2005 primarily due to higher interest rates and the Company's investment of some of its available cash in short-term certificates of deposit.

Interest Expense

Interest expense for the three months ended June 30, 2005, was $155,204 compared to $251,296 for the three months ended June 30, 2004. This decrease is due to the refinancing of the long-term debt during the first quarter of 2005 (see the section entitled “Liquidity and Capital Resources” below) which decreased the interest rate on and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the three months ended June 30, 2005 was $3,504,167, consisting of income from operations of $3,619,574, $1,163 of other income and $38,634 of interest income offset by $155,204 of interest expense. Income from operations for 2005 included a $107,189 gain on option and futures contracts, which includes both the actual net gains on option and futures contracts closed during the second quarter of 2005 and the change during the three months in the market value on option and futures contracts outstanding as of June 30, 2005. As noted above, the Company's net income for the second quarter of 2005 without the state and federal production credits included would have been approximately $2.4 million. As explained further above, Husker Ag's net income in 2005 is expected to include significantly less production credits than in 2004 because the Company expects to report less than $30,000 of federal producer credits in 2005 compared to over $2.3 million in 2004.

By comparison, the Company experienced a net loss for the three months ended June 30, 2004 in the amount of $590,900, largely due to a loss from operations of $290,555 in addition to interest expense of $251,296. This was offset somewhat by other income of $1,933 and interest income of $30,018. The net loss from operations for the second quarter of 2004 included a $1,342,208 loss on option and futures contracts.

The Company's net income for the second quarter of 2005 was approximately $4.0 million more than its net loss for the second quarter of 2004. This increase in the Company’s net income is largely due to three factors: (i) an approximate $1.0 million reduction in the cost of sales; (ii) an increase in net sales, excluding energy production credits, in the approximate amount of $1.0 million; and (iii) a reversal of the gain/loss on option and futures contracts in the approximate amount of $1.4 million. Each of these factors is discussed further above.

Results of Operations for the six months ended June 30, 2005 and 2004

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Condensed Statements of Income for the six months ended June 30, 2005 and 2004. This table should be read in conjunction with the Company's financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004

Sales and revenues	$23,496,575	100.0%		$24,626,407	100.0%
Cost of sales	(16,733,760)	(71.2%	)	(18,219,205)	(74.0%	)
Gain (loss) on options	(233,819)	(1.0%	)	1,024,155	4.2%

Gross profit	6,528,996	27.8%		7,431,357	30.2%
Selling, general and administrative expenses	(1,531,521)	(6.5%	)	(904,827)	(3.7%	)
Operating income	4,997,475	21.3%		6,526,530	26.5%
Interest expense	(372,963)	(1.6%	)	(523,594)	(2.1%	)
Interest and other income	82,727	0.3%		54,465	0.2%

Net income	$4,707,239	20.0%		$6,057,401	24.6%

Net Sales

For the six months ended June 30, 2005 and 2004, ethanol sales comprised 80.5% and 70.8%, respectively, of total net sales. Distillers grain sales comprised 13.4% and 15.2% of the Company’s total net sales for the six months ending June 30, 2005 and 2004, respectively; while federal and state energy production credits make up the remaining 6.1% and 14.0% of the Company’s total net sales for the first half of 2005 and 2004, respectively. If energy production credits are excluded, ethanol sales represent 85.8% and 82.3%, and distillers grain sales represent 14.2% and 17.7%, of the total revenue of the Company from the sales of its products for the six month period ending June 30, 2005 and 2004.

Net sales for the six months ended June 30, 2005 decreased by approximately 4.6% from the same period from the prior year. This decrease comes from large decreases in distillers grain sales and energy production credits partially offset by a significant increase in ethanol sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first six months of 2005 have increased by 8.6% over the same period from the prior year. This is primarily due to an increase of approximately 8.0% in the average contract price of ethanol for the first half of 2005 compared to the first half of 2004.

Distillers Grain Sales

Sales of distillers grain decreased by over $600,000, or 16.2% for the first six months of 2005 compared to 2004. This sales decrease is due to a decrease of over 20% in the average cost of corn for the six month period ended June 30, 2005 compared to the corresponding prior year period, resulting in a similar decrease in the price of distillers grain.

Energy Production Credits

Net sales included approximately $1.4 million of energy production credits for the six months ended June 30, 2005, which compares to net production credits earned in the first half of 2004 of roughly $3.45 million. While credits from the State of Nebraska remained relatively consistent from the first half of 2004 to the first half of 2005, for reasons explained above, federal credits for the first six months of 2005 decreased by approximately $2 million over last year.

The Company's net income for the first six months of 2005 without the energy production credits included in net sales would have been approximately $3.3 million (compared to actual net income of $4.7 million).

While the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2005 (subject to appropriate financing by the Nebraska Legislature; see "Risk Factors" below), the Company expects to receive only very minimal federal program payments for calendar year 2005. Both federal and Nebraska credits are discussed in detail above.

Gain/Loss on Option and Futures Contracts

The Company's net income for the six months ending June 30, 2005, included net realized and unrealized losses on option and futures contracts in the amount of $233,819. Contracts on natural and unleaded gas created $186,782 of the $233,819 loss for the six months ended June 30, 2005, with the balance coming from corn contracts. While there was some offset during the second quarter of 2005, market conditions during the first quarter of 2005 were unfavorable for the Company’s option and futures contracts creating the loss.

For the six months ending June 30, 2004, the Company reported a gain on option and futures contracts in the amount of $1,024,155 comprised solely by corn hedging. This gain was due to a significant increase in corn contract prices during the first quarter of 2004, offset partially by a decrease in contract prices during the second quarter of 2004.

Cost of Sales

For the six months ended June 30, 2005 and 2004, the Company's cost of sales, as a percentage of total net sales, was 71.2% and 74.0%, respectively. In actual dollars, cost of sales decreased by 8.2% from the first two quarters of 2005 compared to the first two quarters of 2004. Cost of sales was also down due to a decrease in the amount of chemicals used in the production process.

Corn costs comprised 62.4% and 67.8% of total cost of sales for the six months ended June 30, 2005 and 2004 respectively. Natural and unleaded gas made up 16.7% and 14.5% of cost of sales for the first half of 2005 and 2004. Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2005. However, the Company's cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the six months ended June 30, 2005 and 2004, the Company's selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 6.9% and 4.3%, respectively. The Company's selling, general and administrative expenses increased by over $625,000 or 69.3% for the first half of 2005 compared to the first half of 2004.

This large increase was due to (i) the Company’s refinancing of its long term debt which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company's remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $560,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for the first half of 2005 actually decreased from the same time period for 2004. For the remainder of 2005, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company's net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the six months ended June 30, 2005, consisted of $80,767 of interest income and $1,960 of other income. For the six months ended June 30, 2004, the Company had interest income of $52,316 and other income of $2,149. Interest income was much higher in 2005 due to large amounts of cash equivalents and interest bearing deposits held by the Company during the year at higher interest rates. The Company decreased its cash reserve substantially in February 2005 when it paid down a portion of its long-term debt (see "Liquidity and Capital Resources" below).

Interest Expense

Interest expense for the six months ended June 30, 2005, was approximately $373,000 compared to roughly $524,000 for the six months ended June 30, 2004. This decrease is due to the refinancing of the long-term debt during the first quarter of 2005 (see the section entitled “Liquidity and Capital Resources” above) which decreased the interest rate on and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the six months ended June 30, 2005 was $4,707,239. As noted above, the Company's net income for the first half of 2005 without the state and federal production credits included would have been approximately $3.3 million. By comparison, the Company reported net income for the six months ended June 30, 2004 in the amount of $6,057,401. The Company's net income for the first half of 2004 without the state and federal production credits included would have been approximately $2.6 million.

As explained further above, Husker Ag's net income in 2005 is expected to be much less than 2004 because the Company expects to receive less than $30,000 of federal producer credits in 2005 compared to over $2.3 million in 2004.

Liquidity and Capital Resources

As of June 30, 2005, the Company had current assets of $9,735,396, including cash and cash equivalents of $5,187,567 and the Company had total assets of $36,677,117. As of June 30, 2005, the Company had current liabilities totaling $3,736,387. As of June 30, 2005, the Company's ratio of current assets to current liabilities was 2.61 to one, compared to 2.09 to one as of December 31, 2004. The primary reason for the increase in the current ratio during the first six months of 2005 is the income earned year to date offset somewhat by the Company's use of cash to pay down a significant portion of its long-term debt during the first quarter of 2005.

As of June 30, 2005, the Company had total members’ equity of $24,595,105, or $1,605.63 per unit. This compares to total members' equity of $21,419,666, or $1,398.33 per unit as of December 31, 2004, and $21,538,220, or $1,406.07 per unit as of June 30, 2004. Members' equity increased by $3,175,439 during the first six months of 2005 due to net income for the period in the amount of $4,707,239 offset by distributions declared in the amount of $1,531,800.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the six months ended June 30, 2005, generated $4,857,442 of net cash flow. The net cash from operating activities includes, among several other material items, net income from operations before depreciation and amortization in the amount of $5,818,273.

Cash Flow from Investing Activities. For the six months ended June 30, 2005, net cash used for investing activities totaled $1,957,031 which included $466,031 to purchase property and equipment and $1,500,000 to purchase certificates of deposit. This was offset by $9,000 received from the sale of equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the six months ended June 30, 2005, totaled $9,405,941, consisting of distributions paid to members ($3,063,600) and net payments on long-term debt including debt origination costs ($16,342,341).

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

Union Bank and Midwest Bank made the following loans to Husker Ag on February 23, 2005, pursuant to the Commercial Loan Agreement and the resultant promissory notes (collectively the "New Loans"):

1. Union Bank - single advance term loan in the amount of $10,000,000. This term note is amortized over a seven year period with a final maturity on February 22, 2012. This note is payable in equal monthly installments of $119,050 plus interest. The interest rate on this note is fixed at 6.20% for the first five years. Thereafter, the interest rate will be the then 2-year Treasury Constant Maturity Rate plus 3.00%.

2. Midwest Bank - multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit and principal is due annually. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted monthly (the WSJ Prime Rate was 6.25% at August 1, 2005, with a resultant interest rate of 7.00% through August 31, 2005; the WSJ Prime Rate was increased to 6.50% on August 9, 2005, and therefore the resultant interest rate for September 2005 will be 7.25% unless the Prime Rate is changed again before the 1st of September). Husker Ag intends to utilize this line of credit when needed for operating purposes. As of August 9, 2005, the Company had not borrowed any money from Midwest Bank pursuant to this line of credit.

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

The future annual maturities of all long-term debt of Husker Ag by fiscal year are as follows (as of June 30, 2005):

2005 (remaining 6 months): $729,263
2006: $1,459,466
    2007: $1,460,764
2008: $1,462,117
2009: $1,463,527
2010 and thereafter: $3,229,325

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

Certain Relationships and Related Transactions

Conflicts of interest may arise in the future as a result of the relationships between and among its members, officers, directors and their affiliates, although its officers and directors have fiduciary duties to Husker Ag. Husker Ag does not have a committee of independent directors or members or an otherwise disinterested body to consider transactions or arrangements that result from conflicts of interest, although as noted below, material affiliated transactions are governed by the Company’s Affiliated Transactions Policy. The Company’s Operating Agreement permits Husker Ag to enter into agreements with directors, officers, members and their affiliates, provided that any such transactions are on terms no more favorable to the directors, officers, members (or their affiliates) than generally afforded to non-affiliated parties in a similar transaction.

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

Notwithstanding anything in the Affiliated Transactions Policy to the contrary, all sales of corn and other feedstock by directors, officers, members or other affiliated parties to the Company, and all purchases of ethanol, distillers’ grains and other co-products by directors, officers, members or other affiliated parties from the Company, shall not require any of the approvals described above, provided, the purchase or sale price is equal to the then current market price and the transaction is on terms no less favorable than those that can be obtained from unaffiliated third parties.

On December 16, 2003, the Company's Board of Directors authorized the Company to enter into a SIMPLE IRA retirement plan with American Funds for its employees. Under the SIMPLE IRA program, each of the Company’s employees establishes and controls the individual retirement account (“IRA”) that receives the employer and employee salary reduction contributions. Edward Jones acts as a broker dealer for its employees' investment in the retirement plan with American Funds. Kent Friedrich, who was elected to the Company’s Board of Directors at its 2005 Annual Meeting held June 6, 2005, is Edward Jones' investment representative working with the Company. However, the Company cannot control the selection of the broker or advisor for any IRA established under the SIMPLE IRA program. The selection of a particular broker or advisor for the IRA and its investments is the responsibility of the Husker Ag employee participant. Edward Jones and Mr. Friedrich (or any other selected broker) are compensated based upon the amount of employee contributions made to the retirement plan. While this arrangement was entered into before Mr. Friedrich submitted his nomination to the Board, it complies with the Company's Affiliated Transaction Policy. On April 26, 2005, the Company's Board of Directors ratified the Company's arrangement with American Funds and Edward Jones.

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Notes 2 and 5 to the Condensed Financial Statements for additional information on related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of June 30, 2005, the Company had receivables from Eco-Energy, Inc. ("Eco-Energy") amounting to 45.1% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company's customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy's purchases from the Company decrease for any reason. See the section entitled "Marketing and Distribution Methods - Ethanol" below for information regarding the Company's agreement with Eco-Energy.

Marketing and Distribution Methods

Ethanol

Husker Ag has retained Eco-Energy, Inc. ("Eco-Energy") to sell and market its ethanol through normal and established markets which includes local, regional and national markets. On November 27, 2002, the Company entered into a Risk Management and Ethanol Marketing Contract (the "2002 Marketing Agreement") with FCStone, LLC ("FCStone") and Eco-Energy pursuant to which FCStone provides Husker Ag with a full service price risk management program and Eco-Energy purchases Husker Ag’s entire output of ethanol in good faith at fair market rates for the term of the agreement.

Commencing June 1, 2005, the Company entered into a new Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”), with FCStone and Eco-Energy. The 2005 Marketing Agreement amended and superseded the 2002 Marketing Agreement. The agreement was primarily amended as to the terms of delivery of ethanol. Under the 2005 Marketing Agreement, Eco-Energy markets ethanol for an agreed-upon fee, which includes the cost of the rail shipment and collects the sales amount from the ultimate customers, remitting the net sales price to the Company within three business days after the sale. The current term of the 2005 Marketing Agreement expires on September 30, 2006, and it will be automatically renewed unless the Company provides notice of termination prior to June 1, 2006. A copy of the 2005 Marketing Agreement is attached as an exhibit to this Form 10-Q.

As a re-seller of ethanol, Eco-Energy’s customers are indirectly a part of the Company’s customer base. Eco-Energy markets and sells most of its ethanol throughout the United States, primarily by rail. The target market area for the ethanol produced at the plant includes local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Kansas, Missouri, Colorado, Minnesota, Illinois, Iowa, California, New Mexico and Oregon.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of December 31, 2004, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, as of December 31, 2004, the Company was subject to its original Construction Permit which was issued in January 2002 and limited annual production at the plant to 25,000,000 gallons of denatured alcohol.

Because Husker Ag elected to purchase a thermal oxidizer rather than use a boiler, the NDEQ determined that the Husker Ag Air Quality Operating Permit needed modification to include the impact of the thermal oxidizer on the plant’s dispersion modeling. The Company completed stack testing as required under the NDEQ regulations and submitted the results of such testing on October 24, 2003. The submission also included a request to increase the ethanol production permitted under the permit to approximately 27,000,000 gallons of denatured alcohol per year. The Air Quality Operating Permit was submitted to the NDEQ on March 3, 2004. The NDEQ required the Company to comply with certain conditions including the paving of the plant roadways. This paving was completed in April 2005.

For the twelve months ended December 31, 2004, Husker Ag produced more than 25,000,000 gallons of denatured alcohol, which exceeded its Construction Permit limit. The Company informed the NDEQ of this matter. The Company does not expect any penalty for exceeding its limit in 2004. During 2005, prior to receiving its modified permit, Husker Ag operated its plant at a rate of 25,000,000 gallons, or less, of denatured alcohol per year. On February 25, 2005, the Company submitted a modification to the construction permit application requesting a limit of approximately 32,000,000 gallons per year and the Company received the approved modified Air Permit from the NDEQ on June 13, 2005. During the third quarter, Husker Ag will conduct compliance testing to demonstrate that it is operating within the limits of its modified Construction Air Permit. Should this compliance testing show that the plant has exceeded its emission limits, the Company would be required to reduce its production to allowed limits, possibly a rate of 25,000,000 gallons of denatured alcohol per year.

Employees

As of August 9, 2005, Husker Ag had a total of 33 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At June 30, 2005, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 2 and 3 to the Company's condensed financial statements.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to purchases of corn and natural gas and ethanol sales. The Company also enters into certain option and futures contracts of unleaded gas (denaturant) which can be considered a hedge for natural gas (an input in the production process) or ethanol. However, as of June 30, 2005, all option and futures contracts of unleaded gas were intended by the Company as a hedge against its gas-plus contracts for the sale of ethanol (see "Gain/Loss on Option and Futures Contracts" above under "Results of Operations for the three months ended June 30, 2005 and 2004" for further discussion on such gas-plus contracts.) The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company's balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Currently, option and futures contracts on corn and natural gas purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in the market value of option and futures contracts are recorded on the statement of operations in gain/loss on option and futures contracts.

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

Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives include, generally, an excise tax credit for gasoline blended with at least 10 percent, 7.7 percent, or 5.7 percent ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers. Gasoline marketers pay a reduced tax on gasoline that they sell that contains ethanol.

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

Update for 2005 Legislative Session: The 2005 Nebraska Unicameral legislative session ended on or about June 3, 2005. During June 2005, Governor Heineman signed LB 90 which increased corn check-off fees assessed on corn and grain sorghum sold in the State of Nebraska from 3/4 cent per bushel to 7/8 cent from October 1, 2005 through October 1, 2010. The bill also calls for general fund transfers to the Ethanol Production Incentive Cash (EPIC) Fund totaling $20.5 million through fiscal year 2011-2012. The EPIC Fund is used to offset the cost of providing incentives to ethanol producers. While this is a positive step toward the funding of the Nebraska state producer incentives, during the hearings for LB 90 before the Revenue Committee, estimates of the state's total liability for ethanol production credits ranged from $100 million to $200 million. The Company cannot predict whether the State of Nebraska will continue to be able to meet its obligations under LB 536.

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

To ensure compliance with requirements imposed by the Internal Revenue Service, we inform you that any U.S. federal tax advice contained in this Form 10-Q is not intended or written to be used, and cannot be used, for the purpose of (i) avoiding penalties under the Internal Revenue Code, or (ii) promoting, marketing, or recommending to another party any matters addressed herein.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see "Gain/Loss on Option and Futures Contracts" above under "Results of Operations for the three months ended June 30, 2005 and 2004" as well as Note 4 to the Company's condensed financial statements included above).

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

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company's hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company's hedge positions changes, the gains and losses are immediately recognized on the Company's income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at June 30, 2005, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $550,000.

The Company's immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2005, the fair value of the Company's derivative instruments for corn, natural gas and unleaded gas is a net liability in the amount of $13,657. There are several variables that could affect the extent to which the Company's derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

The Company estimates that its expected corn usage is approximately nine million bushels per year for the production of approximately 25 million gallons of ethanol. As of June 30, 2005, Husker Ag had cash, futures, and option contract price protection in place for 100% of the Company's expected corn usage through December 2005. In addition, Husker Ag has 39% of its expected corn usage protected by cash purchase contracts through April 2006. Additional protection may be necessary in the future. As corn prices move in reaction to market trends, Husker Ag's income statement may be affected depending on the impact such market movements have on the value of the Company's derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company's natural gas price risk, Husker Ag has fixed price contracts on 57% of its expected natural gas needs through October 2005. As of June 30, 2005, the Company had purchased natural gas options to participate in any decline in natural gas prices. The Company's risk of loss on these contracts is limited to the premium paid representing a possible loss of 2% of the gas price. There is no material risk of loss with respect to the unleaded gas options.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of June 30, 2005, the Company had forward contracts in place for the sale of approximately 11,000,000 gallons of ethanol with prices ranging from $1.20 to $1.39 per gallon to be delivered through March 2006. Husker Ag may continue to sell ethanol for later in 2005 and into 2006 to attempt to further reduce the Company's risk for price decreases. See "Risk Factors" above for additional information regarding this price risk.

In addition, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company's then outstanding gas-plus forward contracts for the sale of ethanol. See "Gain/Loss on Option and Futures Contracts" under "Results of Operations for the three months ended June 30, 2005 and 2004" above for further discussion on the Company's gas-plus contracts.

Interest Rate Risk

The Company's interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of June 30, 2005, Husker Ag has approximately $8.1 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on this debt is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Company's revolving line of credit, which has not been used as of August 9, 2005, is with Midwest Bank National Association, and carries a variable rate of interest equal to the Wall Street Journal Prime Rate plus 0.75% adjusted monthly. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See "Liquidity and Capital Resources" above for additional information regarding the Company's debt.

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

(b)  Changes in Internal Controls: During the Company's second fiscal quarter ended June 30, 2005, there have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Members’ Meeting on June 6, 2005.

(b) The members voted to elect the following five (5) Class I Directors to serve until the 2008 Annual Meeting of Members and until their successors are elected.

Name	Votes For	Proxy Votes Withheld
Robert E. Brummels	4,838	577
Ronald A. Fick	17,097	120
Kent A. Friedrich	6,354	577
James Hall	16,233	306
O. Wayne Mitchell	9,849	626

Gene Twiford was also nominated as a Class I director and received 31 votes.

The following four Class II directors had terms of office which continue after the meeting until 2006 when four Class II directors will be elected: Stanley Gyberg, David Kolsrud, Mike Kinney and J. Alex Thramer. The following four Class III directors had terms of office which continued after the meeting until 2007 when four Class IIII directors will be elected: Fredrick J. Knievel, Gary Kuester, David Stearns and Leonard Wostrel.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

3.1	Articles of Organization, as amended.
3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 13, 2004, and including Amendment Nos. 1 through 10.
10.1	Risk Management and Ethanol Marketing Contract dated May 31, 2005, and effective June 1, 2005, between the Company, Eco-Energy, Inc. and FCStone, LLC.
31(i)(A)	Certification required by Rule 13a-14(a) and 15d-14(a)
31(i)(B)	Certification required by Rule 13a-14(a) and 15d-14(a)
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005.	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board, President and Director
(Principal Executive Officer)

Date: August 9, 2005.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Organization as amended	Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 13, 2004, and including Amendment Nos. 1 through 10.	Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2004 filed on March 31, 2005.

10.1	Risk Management and Ethanol Marketing Contract dated May 31, 2005, by and among the Company, FCStone, LLC, and Eco-Energy, Inc.*	Filed herewith

31(i)(A)	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

31(i)(B)	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

32	Section 1350 Certifications	Filed herewith

* - Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission. This contract was signed by the Company on May 27, 2005.