Form 10-Q
period 2005-09-30
HUSKER AG  LLC
filed 2005-11-14
CIK 1133555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005; or

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 11, 2005
Membership Units	15,318 Membership Units

HUSKER AG, LLC
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2005

PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:
CONDENSED BALANCE SHEETS	1
CONDENSED STATEMENTS OF INCOME	2
CONDENSED STATEMENTS OF CASH FLOWS	3
NOTES TO CONDENSED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	30

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	31

SIGNATURES	32

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC
Condensed Balance Sheets
September 30, 2005 and December 31, 2004
	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets
Cash	$100,361	$2,406,010
Restricted cash	370,319	393,060
Repurchase agreement	5,156,185	8,894,027
Total cash and cash equivalents	5,626,865	11,693,097
Certificates of deposit	1,512,098	-
Accounts receivable
Trade	883,686	398,651
Incentives	388,136	74,651
Inventories	780,736	1,671,610
Margin account	729,816	249,755
Option and futures contracts	48,141	77,813
Prepaid expenses	143,257	299,138
Total current assets	10,112,735	14,464,715
Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	31,136,315	30,488,254
Other equipment	458,694	382,340
Office building	215,673	215,673
Vehicles	35,523	22,200
	31,930,523	31,192,785
Less accumulated depreciation	5,582,556	3,926,836
	26,347,967	27,265,949
Other Assets
Debt origination costs, net of accumulated amortization; September 30, 2005 - $3,430 and December 31, 2004 -$128,838	36,226	576,742
	$36,496,928	$42,307,406
Liabilities and Members' Equity
Current Liabilities
Accounts payable	$755,696	$1,910,726
Current maturities of long-term debt	1,459,045	2,141,171
Option and futures contracts	611,933	259,025
Accrued property taxes	227,424	368,294
Other accrued expenses	216,976	172,271
Deferred revenue	-	538,477
Distributions payable	-	1,531,800
Total current liabilities	3,271,074	6,921,764
Long-term Debt	7,983,313	13,965,976
Members' Equity - 15,318 Units	25,242,541	21,419,666
	$36,496,928	$42,307,406
See Notes to Condensed Financial Statements

Husker Ag, LLC
Condensed Statements of Income
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
Net Sales
Ethanol sales	$10,401,060	$9,188,027	$29,318,684	$26,615,181
Distillers grain sales	1,677,644	1,857,150	4,817,749	5,605,561
Energy production credits	1,182,593	1,253,304	2,621,438	4,704,146
	13,261,297	12,298,481	36,757,871	36,924,888

Cost of Sales	7,042,422	6,066,017	22,367,588	22,451,114
Cost of Sales-Related Parties	1,249,451	2,202,593	2,658,045	4,036,701

Loss on Option and Futures
Contracts	1,661,324	2,240,610	1,895,143	1,216,455

Gross Profit	3,308,100	1,789,261	9,837,095	9,220,618

Selling, General and
Administrative Expenses	328,969	382,546	1,860,490	1,287,373

Income from Operations	2,979,131	1,406,715	7,976,605	7,933,245

Other Income (Expense)
Other income	59,515	227,370	61,476	229,519
Interest expense	(149,931)	(238,665)	(522,894)	(762,259)
Interest income	56,421	33,712	137,188	86,028

	(33,995)	22,417	(324,230)	(446,712)

Net Income	$2,945,136	$1,429,132	$7,652,375	$7,486,533

Basic and Diluted Earnings
Per Membership Unit	$192.27	$93.30	$499.57	$488.74

Weighted Average Units
Outstanding	15,318	15,318	15,318	15,318

Distributions Declared Per
Unit	$150.00	$150.00	$250.00	$350.00

See Notes to Condensed Financial Statements

Husker Ag, LLC
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities
Net income	$7,652,375	$7,486,533
Items not requiring (providing) cash
Depreciation and amortization expense	1,682,469	1,705,921
Write-off of debt origination costs	562,442	-
Gain on sale of property and equipment	(819)	-
Unrealized loss on option and futures contracts	382,580	2,470,325
Changes in
Accounts receivable	(798,520)	34,082
Inventories	890,874	18,068
Margin account	(480,061)	(2,099,876)
Prepaid expenses	155,881	58,297
Accounts payable and accrued expenses	(1,251,195)	(5,753)
Deferred revenue	(538,477)	-

Net cash provided by operating activities	8,257,549	9,667,597

Investing Activities
Purchase of certificates of deposit	(1,512,098)	-
Proceeds from sale of property and equipment	9,000	-
Purchases of property and equipment	(754,938)	(452,004)

Net cash used in investing activities	(2,258,036)	(452,004)

Financing Activities
Issuance of long-term debt	10,000,000	-
Principal payments on construction loan	-	(152,643)
Principal payments on long-term debt	(16,664,789)	(3,236,965)
Payment of debt origination costs	(39,656)	(260,494)
Distributions paid	(5,361,300)	(7,659,000)

Net cash used in financing activities	(12,065,745)	(11,309,102)

Decrease in Cash and Cash Equivalents	(6,066,232)	(2,093,509)

Cash and Cash Equivalents, Beginning of Period	11,693,097	9,006,601

Cash and Cash Equivalents, End of Period	$5,626,865	$6,913,092

Supplemental Cash Flows Information

Interest paid	$538,835	$736,481

See Notes to Condensed Financial Statements

Husker Ag, LLC
Notes to Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)
Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB Annual Report for 2004 filed with the Securities and Exchange Commission. The results of operations for the three-and-nine-month periods are not necessarily indicative of the results to be expected for the full

Use of Estimates

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2005 and December 31, 2004, cash equivalents consisted primarily of a repurchase agreement.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at September 30, 2005, the Company's cash balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in a repurchase agreement at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories were comprised of the following at September 30, 2005:

Raw materials, enzymes and additives	$464,169
Work-in-progress	138,333
Finished goods	178,234
$780,736

Husker Ag, LLC
Notes to Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)
Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

Debt Origination Costs

As described in Note 3, on February 23, 2005 the Company refinanced its loan requiring the payment of loan origination costs totaling $39,656 and unamortized costs totaling $562,442 related to the refinanced debt to be written off as of that date. Debt origination costs are being amortized over seven years (the life of the loan) using the straight-line method.

Income Taxes

The Company's members have elected to have the Company's income taxed as a partnership under provisions of the Internal Revenue Code and a similar section of the Nebraska income tax law. Therefore, taxable income or loss is reported to the individual members for inclusion in their respective tax returns and no provision for federal and state income taxes is included in these statements.

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

On May 27, 2005, the Company amended and extended an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The marketing agreement expires September 30, 2006.

At September 30, 2005, the Company had entered into agreements to purchase 2,901,340 bushels of corn at an average price of $2.13 per bushel to be delivered between October 2005 and January 2007. Forty-eight contracts totaling 688,231 bushels are with related parties.

Husker Ag, LLC
Notes to Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)

Note 2: Commitments and Related Parties - Continued

At September 30, 2005, the Company had contracts for the sale of approximately 23,856,000 gallons of ethanol with fixed prices ranging from $1.20 to $2.10 per gallon and 2,697,000 gallons at variable prices to be delivered through December 2006.

Note 3: Long-term Debt

On February 23, 2005, the Company re-financed its term loans with Union Bank and Trust Company. As part of the refinancing, the Company made an additional principal payment in the amount of $5,793,445, paid a pre-payment penalty of $309,616 and entered into a $10,000,000 term loan, $9,166,650 of which remains outstanding at September 30, 2005. The term loan and a line of credit are subject to certain restrictive covenants which among other things require prior lender approval of distributions above 35% of current year net income and the maintenance of minimum levels of tangible net worth, working capital, debt coverage ratio and capital improvements. At September 30, 2005 the Company received a waiver of noncompliance with the distribution limitation covenant.

Long-term debt consists of the following as of September 30, 2005:

Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	$9,166,650

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,319 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in the amount equal to the letter of credit.	275,708

Total long-term debt	9,442,358

Less current maturities	1,459,045

$7,983,313

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring February 22, 2006. At September 30, 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at 8.25% through April 1, 2005 and at a variable rate of Wall Street Journal Prime plus 0.75% thereafter. Interest is payable monthly.

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 7, 2006, to be used to serve the Company's natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Husker Ag, LLC
Notes to Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)
Note 4: Derivative Instruments

The Company enters into option and futures contracts, which are designed as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes.

The option and futures contracts presented on the September 30, 2005 and December 31, 2004 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in and forecasted sales of ethanol produced by the manufacturing process (a "cash flow hedge").

In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income. Gains and losses that are realized will be recognized in the statement of income when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of etha

Currently, option and futures contracts on corn and natural gas purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of option and futures contracts are recorded on the statement of income in gain/loss on option and futures contracts.

Note 5: Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of September 30, 2005 and December 31, 2004 and for the three-and-nine-month periods ended September 30, 2005 and 2004 are approximately as follows:

	2005	2004
Balance Sheet
Accounts receivable	$69,000	$34,000
Accounts payable	83,000	345,000

	Three Months		Nine Months
	2005	2004	2005	2004
Statement of Income
Distillers grain sales	$79,000	$17,000	$612,000	$815,000
Corn purchases	1,250,000	2,203,000	2,658,000	4,037,000
Commissions on distillers grain sales	-	11,000	-	42,000

Husker Ag, LLC
Notes to Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)
Note 6: Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. As of September 30, 2005, accounts receivable related to this program totaled $378,417. Credits earned under this program for the three-and-nine-month periods ended September 30, 2005 totaled approximately $1,176,000 and $2,629,000, respectively. Credits earned under this program for the three-and-nine-month periods ended September 30, 2004 totaled approximately $1,161,000 and $2,590,000, respectively.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. Credits recognized, net of estimate changes, under this program for the three-and-nine-month periods ended September 30, 2004 totaled approximately $92,000 and $2,115,000, respectively. Credits recognized, net of estimate changes under this program for the three-and-nine-month periods ended September 30, 2005 were approximately $6,000 and $(7,000), respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program was realized within the first 12 months of operations. The Company expects 2005 revenues related to this program to be insignificant.

Credits earned under the aforementioned state and federal energy production program are included in net sales in the accompanying condensed statements of income.

Note 7: Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, Midwest Bank, N.A. (The Bank) has transferred such securities to a third party custodian. The custodian is the Company's agent for the purposes of possessing and perfecting the Company's security interest in said securities at September 30, 2005. To the extent that the market value of the securities used as collateral falls below the outstanding amount of repurchase obligations, the Company may become an unsecured creditor of the Bank. The market value of the securities pledged as collateral exceeds the carrying amount of the repurchase agreement, and the agreement has a weighted average maturity of one day as of September 30, 2005.

Note 8: Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilites arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constitutents into the environment associated with past or present activities. Based on information currently known, management does not expect exposure costs, if any, to be material. Events could occur that would change this estimate materially in the near term.

Note 9: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment." The Statement generally provides that the cost of share-based payments be recognized over the service period based on the fair value of the option

Husker Ag, LLC
Notes to Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)
Note 9: Recent Accounting Pronouncements - Continued

or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company does not have any outstanding options at September 30, 2005. With respect to any future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning January 1, 2006.

In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." Opinion No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule. The Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement if effective for nonmonetary assets exchanges in periods beginning after June 15, 2005.

The implementation of these pronouncements is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

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

Husker Ag's operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see "Energy Production Credits" under "Results of Operations for the three months ended September 30, 2005 and 2004" below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional information.

Results of Operations for the three months ended September 30, 2005 and 2004

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Condensed Statements of Income for the three months ended September 30, 2005 and 2004. This table should be read in conjunction with the Company's financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004

Sales and revenues	$13,261,297	100.0%		$12,298,481	100.0%
Cost of sales	(8,291,873)	(62.5%	)	(8,268,610)	(67.3%	)
Loss on options	(1,661,324)	(12.5%	)	(2,240,610)	(18.2%	)

Gross profit	3,308,100	24.9%		1,789,261	14.5%
Selling, general and administrative expenses	(328,969)	(2.4%	)	(382,546)	(3.1%	)
Operating income	2,979,131	22.5%		1,406,715	11.4%
Interest expense	(149,931)	(1.1%	)	(238,665)	(1.9%	)
Interest and other income	115,936	0.8%		261,082	2.1%

Net income	$2,945,136	22.2%		$1,429,132	11.6%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended September 30, 2005 and 2004, ethanol sales comprised 78.4% and 74.7%, respectively, of total net sales. Distillers grain sales comprised 12.7% and 15.1% of the Company’s total net sales for the quarter ended September 30, 2005 and 2004, respectively; while federal and state energy production credits make up the remaining 8.9% and 10.2% of the Company’s total net sales for the third quarter of 2005 and 2004, respectively. If energy production credits are excluded, ethanol sales represent 86.1% and 83.2%, and distillers grain sales represent 13.9% and 16.8%, of the total revenue of the Company from the sales of its products for the three month period ended September 30, 2005 and 2004.

Net sales for the three months ended September 30, 2005 increased by approximately 7.8% over the same period from the prior year. This is largely due to a nearly $1.2 million increase in ethanol sales. Energy production credits decreased approximately $70,000 for the third quarter of 2005 over the corresponding prior year period; this decrease in credits was accompanied by a decrease of approximately $180,000 in distillers grain sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the third quarter of 2005 have increased by 13.2% over the same period from the prior year. This is primarily due to an increase of 13.0% in the average price received per gallon for the third quarter of 2005 over the third quarter of 2004.

The vast majority of ethanol sold during the third quarter of 2005 was sold pursuant to a forward contract. At September 30, 2005, the Company had forward contracts for the sale of approximately 23.9 million gallons of ethanol with fixed prices ranging from $1.20 to $2.10 per gallon and 2.7 million gallons at variable prices to be delivered through December 2006.

Distillers Grain Sales

Sales of distillers grain decreased by $180,000, or 9.6% for the third quarter of 2005 compared to 2004. Since the price of distillers grain has a close relationship to the price of corn, this decrease in distillers grain sales resulted from a decrease in corn prices. The Company's average price of corn decreased by over 16.5% for the third quarter of 2005 compared to the same period in 2004. By comparison, the average price of distillers grain decreased by 11.8% from the third quarter of 2004 to the third quarter of 2005.

Energy Production Credits

Net sales included approximately $1.2 million of energy production credits for the three months ended September 30, 2005, which is approximately $70,000 less than the net production credits earned in the third quarter of 2004. This reduction is largely due to a decrease in federal production credits earned. This decrease in federal credits is due to the Company operating at or near full production for both years with only minimal increases in ethanol production compared to the prior year third quarter.

Except for a small adjustment for federal credits, energy production credits for the third quarter of 2005 are derived entirely from the State of Nebraska. Credits earned from the State of Nebraska during the third quarter of 2005 (approximately $1,176,000) was relatively consistent with credits earned during the third quarter of 2004 (approximately $1,161,000). The Company's net income for the third quarter of 2005 without the energy production credits included in net sales would have been approximately $1.8 million (compared to actual net income of approximately $2.9 million).

While the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2005 (subject to appropriate financing by the Nebraska Legislature; see "Risk Factors" below), the Company expects calendar year 2005 revenues from the federal program to be insignificant. The Company therefore anticipates that its sales of ethanol and distillers grain will constitute a much larger percentage of the Company's total net sales during the remainder of 2005 and into 2006 and beyond.

Energy Credits - Federal Program. The ethanol producer credits from the federal government include incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation ("CCC") under its Bioenergy Program. Under this program, the CCC makes payments to eligible bioenergy producers to encourage increased purchases of agricultural commodities, such as corn, for the purpose of expanding production of bioenergy and to encourage the construction of new production capacity. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually.

Since the plant was operating at nearly full capacity for all of 2004, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2005. Accordingly, the Company currently estimates that it will earn only $10,000 in federal ethanol producer credits during all of calendar year 2005. Thereafter, the Company does not anticipate receiving any substantial payment from this program in the foreseeable future.

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

Loss on Option and Futures Contracts

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

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC ("FCStone"), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant. As of September 30, 2005, the Company had purchased put options on approximately 875,000 bushels of corn inventory. These put options were intended to protect against a price decline on the corn that was purchased using futures contracts. As of September 30, 2005, the Company had open long positions for 625,000 bushels of price protection at $2.20 per bushel and open futures positions of 750,000 bushels of price protection at $2.36. The Company has recorded these positions at their fair value. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional information.

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

The Company's net income for the three months ended September 30, 2005, included net realized and unrealized loss on option and futures contracts in the amount of $1,661,324. This amount consists of a loss on contracts on corn of $1,412,827 and a loss of $248,497 on natural and unleaded gas contracts.

Market conditions during the third quarter of 2005 were relatively unfavorable for the Company's option and futures contracts on corn and natural and unleaded gas. Unless these conditions begin to change, the Company may expect to realize additional losses on option and futures contracts in the future.

For the three months ended September 30, 2004, the Company reported a loss on option and futures contracts in the amount of $2,240,610 comprised solely by corn hedging. This loss resulted from falling corn prices during the quarter.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended September 30, 2005 and 2004, the Company's cost of sales, as a percentage of total net sales, was 62.5% and 67.3%, respectively. In actual dollars, cost of sales increased by less than one percent from the third quarter of 2005 compared to the third quarter of 2004.

Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 57.7% and 62.1% of total cost of sales for the three months ended September 30, 2005 and 2004 respectively. Natural gas and the denaturant made up 19.5% and 14.0% of cost of sales for the third quarter of 2005 and 2004. The average price of corn for the third quarter of 2004 was $2.37 compared to $1.98 for the same quarter in 2005, a decrease of over 16.5%. This resulted in a savings of over $300,000 in corn purchases during the third quarter of 2005 compared to the prior year third quarter. However, this savings was offset by an increase of nearly $350,000 in natural gas purchases due to increased energy costs.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2005. However, the Company's cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the three months ended September 30, 2005 and 2004, the Company's selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 2.7% and 3.6%, respectively. The Company's selling, general and administrative expenses decreased by over $50,000 or 14.0% for the third quarter of 2005 compared to 2004. This decrease was primarily due to decreases in property taxes and legal and accounting fees. For the remainder of 2005, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company's net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the three months ended September 30, 2005, consisted of $56,421 of interest income and $59,515 of other income. For the three months ended September 30, 2004, the Company had interest income of $33,712 and other income of $227,370. Interest income was slightly higher in the third quarter of 2005 primarily due to higher interest rates and the Company's investment of some of its available cash in short-term certificates of deposit. The substantial decrease in other income is due to a one time USDA-Value Added Grant of $226,850 that was received in the third quarter of 2004.

Interest Expense

Interest expense for the three months ended September 30, 2005, was $149,931 compared to $238,665 for the three months ended September 30, 2004. This decrease is due to the refinancing of the long-term debt during the first quarter of 2005 (see the section entitled “Liquidity and Capital Resources” below) which decreased the interest rate on and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the three months ended September 30, 2005 was $2,945,136, consisting of income from operations of $2,979,131, $59,515 of other income and $56,421 of interest income offset by $149,931 of interest expense. Income from operations for 2005 included a $1,661,324 loss on option and futures contracts, which includes both the actual net losses on option and futures contracts closed during the third quarter of 2005 and the change during the three months in the market value of option and futures contracts outstanding as of September 30, 2005. As noted above, the Company's net income for the third quarter of 2005 without the state and federal production credits included would have been approximately $1.8 million. As explained further above, Husker Ag's net income in 2005 is expected to include significantly less production credits than in 2004 because the Company expects to report less than $10,000 of federal producer credits for calendar year 2005 compared to over $2.3 million in 2004.

By comparison, the Company experienced net income for the three months ended September 30, 2004 in the amount of $1,429,132, largely due to income from operations of $1,406,715, $227,370 of other income and $33,712 of interest income offset by interest expense in the amount of $238,665. Income from operations for 2004 included a $2,240,610 loss on option and futures contracts.

The Company's net income for the third quarter of 2005 was approximately $1.5 million more than the third quarter of 2004. This increase in the Company’s net income is largely due to two factors: (i) an increase in net sales in the approximate amount of $1.0 million; and (ii) a decrease in the loss on option and futures contracts in the approximate amount of $580,000. Each of these factors is discussed further above.

Results of Operations for the nine months ended September 30, 2005 and 2004

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Condensed Statements of Income for the nine months ended September 30, 2005 and 2004. This table should be read in conjunction with the Company's financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004

Sales and revenues	$36,757,871	100.0%		$36,924,888	100.0%
Cost of sales	(25,025,633)	(68.1%	)	(26,487,815)	(71.7%	)
Loss on options	(1,895,143)	(5.1%	)	(1,216,455)	(3.3%	)

Gross profit	9,837,095	26.8%		9,220,618	25.0%
Selling, general and administrative expenses	(1,860,490)	(5.1%	)	(1,287,373)	(3.5%	)
Operating income	7,976,605	21.7%		7,933,245	21.5%
Interest expense	(522,894)	(1.4%	)	(762,259)	(2.1%	)
Interest and other income	198,664	0.5%		315,547	0.9%

Net income	$7,652,375	20.8%		$7,486,533	20.3%

Net Sales

For the nine months ended September 30, 2005 and 2004, ethanol sales comprised 79.8% and 72.1%, respectively, of total net sales. Distillers grain sales comprised 13.1% and 15.2% of the Company’s total net sales for the nine months ended September 30, 2005 and 2004, respectively; while federal and state energy production credits make up the remaining 7.1% and 12.7% of the Company’s total net sales for the first three quarters of 2005 and 2004, respectively. If energy production credits are excluded, ethanol sales represent 85.9% and 82.6%, and distillers grain sales represent 14.1% and 17.4%, of the total revenue of the Company from the sales of its products for the nine month period ended September 30, 2005 and 2004.

Net sales for the nine months ended September 30, 2005 remained relatively consistent with net sales for the same period from the prior year. Large decreases in distillers grain sales and energy production credits were offset by a significant increase in ethanol sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first nine months of 2005 increased by 10.2% over the same period from the prior year. This is primarily due to an approximate 9.0% increase in the average contract price for ethanol sold during the first nine months of 2005 compared to the same period during 2004.

Distillers Grain Sales

Sales of distillers grain decreased by over $750,000, or 14.0% for the first nine months of 2005 compared to the first nine months of 2004. This sales decrease is due to a reduction of over 20% in the average cost of corn for the nine month period ended September 30, 2005 compared to the corresponding prior year period, resulting in a similar decrease in the price of distillers grain.

Energy Production Credits

Net sales included approximately $2.6 million of energy production credits for the nine months ended September 30, 2005, which compares to net production credits earned in the first nine months of 2004 of roughly $4.7 million. Credits from the State of Nebraska remained relatively consistent for the first nine months of 2005 compared to the same period of 2004. However, for reasons explained above, federal credits for the first nine months of 2005 decreased by approximately $2.1 million over the same period from the prior year.

The Company's net income for the nine months ended September 30, 2005 without the energy production credits included in net sales would have been approximately $5 million (compared to actual net income of approximately $7.6 million).

While the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2005 (subject to appropriate financing by the Nebraska Legislature; see "Risk Factors" below), the Company expects to receive only very minimal federal program payments for calendar year 2005. Both federal and Nebraska credits are discussed in detail above.

Loss on Option and Futures Contracts

The Company's net income for the nine months ended September 30, 2005, included net realized and unrealized losses on option and futures contracts in the amount of $1,895,143. Contracts on natural and unleaded gas created $435,279 of the $1,895,143 loss for the nine months ended September 30, 2005, with the balance coming from corn contracts. Market conditions for corn during the third quarter of 2005 were very unfavorable for the Company’s option and futures contracts creating the majority of this loss.

For the nine months ended September 30, 2004, the Company reported a loss on option and futures contracts in the amount of $1,216,455 comprised solely from corn hedging. This hedging loss was due to a significant decrease in corn contract prices during the third quarter of 2004.

Cost of Sales

For the nine months ended September 30, 2005 and 2004, the Company's cost of sales, as a percentage of total net sales, was 68.1% and 71.7%, respectively. In actual dollars, cost of sales decreased by 5.5% from the first nine months of 2005 compared to the first nine months of 2004. Corn costs comprised 60.9% and 66.1% of total cost of sales for the nine months ended September 30, 2005 and 2004 respectively. Natural gas and the denaturant made up 17.7% and 15.3% of cost of sales for the nine months of 2005 and 2004.

The Company experienced a savings of approximately $2.2 million in the cost of corn purchased for the nine month period ended September 30, 2005, compared to the same nine month period for the prior year. This savings resulted from an approximate 20% decrease in the Company's average cost of corn for these two periods. This savings was offset somewhat by an increase of approximately $500,000 in natural gas purchases for the first nine months of 2005 compared to the first nine months of 2004. This increase was the result of a general increase in energy costs resulting in an approximate 21% increase in the Company's average cost for natural gas for these two periods. The Company also experienced lower cost of sales in other miscellaneous costs due to certain efficiencies in operating its plant.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2005. However, the Company's cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2005 and 2004, the Company's selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 5.5% and 4.0%, respectively. The Company's selling, general and administrative expenses increased by over $570,000 or 44.6% for the first nine months of 2005 compared to the first nine months of 2004.

This large increase was due to (i) the Company’s refinancing of its long term debt which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company's remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $560,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for the first nine months of 2005 actually decreased from the same time period for 2004. For the remainder of 2005 and into 2006, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company's net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2005, consisted of $137,188 of interest income and $61,476 of other income. For the nine months ended September 30, 2004, the Company had interest income of $86,028 and other income of $229,519. Interest income was much higher in 2005 due to large amounts of cash equivalents and interest bearing deposits held by the Company during the year at higher interest rates.

Interest Expense

Interest expense for the nine months ended September 30, 2005, was approximately $523,000 compared to roughly $762,000 for the nine months ended September 30, 2004. This decrease is due to the refinancing of the long-term debt during the first quarter of 2005 (see the section entitled “Liquidity and Capital Resources” below) which decreased the interest rate on and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the nine months ended September 30, 2005 was $7,652,375. As noted above, the Company's net income for the first nine months of 2005 without the state and federal production credits included would have been approximately $5 million. By comparison, the Company reported net income for the nine months ended September 30, 2004 in the amount of $7,486,533. The Company's net income for the first nine months of 2004 without the state and federal production credits included would have been approximately $2.8 million.

Despite a reduction in energy production credits of over $2 million, the Company's net income for the nine months ended September 30, 2005, actually increased by over $165,000 from the prior year period. The Company was able to make up this reduction in production credits because of (i) an approximate $2.7 million increase in ethanol sales; and (ii) an approximate $1.5 million decrease in the Company’s cost of sales, offset somewhat by large increases in its loss on option and futures contracts and selling, general and administration expenses as well as a large decrease in distillers grain sales. Each of these factors is discussed further above.

Liquidity and Capital Resources

As of September 30, 2005, the Company had current assets of $10,112,735, including cash and cash equivalents of $5,626,865 and the Company had total assets of $36,496,928. As of September 30, 2005, the Company had current liabilities totaling $3,271,074. As of September 30, 2005, the Company's ratio of current assets to current liabilities was 3.09 to one, compared to 2.09 to one as of December 31, 2004.

As of September 30, 2005, the Company had total members’ equity of $25,242,541, or $1,647.90 per unit. This compares to total members' equity of $21,419,666, or $1,398.33 per unit as of December 31, 2004, and $20,669,652, or $1,349.37 per unit as of September 30, 2004. Members' equity increased by $3,822,875 during the nine months of 2005 due to net income for the period in the amount of $7,652,375 offset by distributions declared in the amount of $3,829,500.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the nine months ended September 30, 2005, generated $8,257,549 of net cash flow. The net cash from operating activities includes, among several other material items, net income from operations before depreciation and amortization in the amount of $9,334,844.

Cash Flow from Investing Activities. For the nine months ended September 30, 2005, net cash used for investing activities totaled $2,258,036 which included $754,938 to purchase property and equipment and $1,512,098 to purchase certificates of deposit. This was offset by $9,000 received from the sale of equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the nine months ended September 30, 2005, totaled $12,065,745, consisting of distributions paid to members ($5,361,300) and net payments on long-term debt including debt origination costs ($16,704,445). As discussed in detail below, these payments were offset by a loan to the Company in the amount of $10,000,000.

Prior to February 23, 2005, the senior and primary lender for Husker Ag was Stearns Bank, N.A., St. Cloud, Minnesota ("Stearns Bank"). The Company financed the construction of its ethanol plant through Stearns Bank. From October 3, 2002 through December 31, 2003, the Company borrowed a total of $19,827,860 from Stearns Bank under its construction loan. On January 20, 2004, the Company converted its construction loan into three permanent loans. In June 2004, the Company paid off the smallest of the three loans (original principal amount of $1,505,900).

On February 22, 2005, the Company signed a Commercial Loan Agreement with Union Bank and Trust Company, Lincoln, Nebraska ("Union Bank") and Midwest Bank National Association, Plainview, Nebraska ("Midwest Bank"), whereby Union Bank and Midwest Bank agreed to loan Husker Ag the funds necessary to refinance the Company's outstanding obligations with Stearns Bank and to provide the Company with a revolving line of credit. On February 23, 2005, Husker Ag used the proceeds from its new loan with Union Bank, along with $5,793,226 of its cash reserves, to pay off its obligation to Stearns Bank in full. The total payoff was $15,793,226 which included a prepayment penalty of $309,616.

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

2. Midwest Bank - multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit and principal is due annually. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted monthly (the WSJ Prime Rate was 7.00% at November 1, 2005, with a resultant interest rate of 7.75% through November 30, 2005). Husker Ag intends to utilize this line of credit when needed for operating purposes. As of November 11, 2005, the Company had not borrowed any money from Midwest Bank pursuant to this line of credit.

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

The future annual maturities of all long-term debt of Husker Ag by fiscal year are as follows (as of September 30, 2005):

2005 (remaining 3 months): $367,159
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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of September 30, 2005, the Company had receivables from Eco-Energy, Inc. ("Eco-Energy") amounting to 43.0% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company's customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy's purchases from the Company decrease for any reason. See the section entitled "Marketing and Distribution Methods - Ethanol" below for information regarding the Company's agreement with Eco-Energy.

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

For the twelve months ended December 31, 2004, Husker Ag produced more than 25,000,000 gallons of denatured alcohol, which exceeded its Construction Permit limit. The Company informed the NDEQ of this matter. The Company does not expect any penalty for exceeding its limit in 2004. During 2005, prior to receiving its modified permit, Husker Ag operated its plant at a rate of 25,000,000 gallons, or less, of denatured alcohol per year. On February 25, 2005, the Company submitted a modification to the construction permit application requesting a limit of approximately 32,000,000 gallons per year and the Company received the approved modified Air Permit from the NDEQ on June 13, 2005. This modified permit allowed the Company to increase its production.

During the first week of October 2005, Husker Ag conducted compliance testing to determine whether it was operating in compliance with its modified Air Permit issued June 13, 2005. During the testing, a problem was discovered with the plant's thermal oxidizer. As a result, the testing was halted until repairs could be made. In order to ensure compliance with its permit, Husker Ag reduced the plant's production rate to a level of 24,000,000 gallons of denatured alcohol per year until repairs could be made. The thermal oxidizer was repaired during the week of October 17, 2005; and the Company then conducted a subsequent compliance test during the week of October 31, 2005. The preliminary results from this test were favorable and indicated that the plant is in compliance with the limits of its modified Air Permit issued June 13, 2005. The final testing results are expected in December 2005. In the meantime, Husker Ag believes that it can increase its production and still comply with its modified Air Permit.

Employees

As of November 11, 2005, Husker Ag had a total of 32 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At September 30, 2005, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 2 and 3 to the Company's condensed financial statements.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to purchases of corn and natural gas and ethanol sales. The Company also enters into certain option and futures contracts of unleaded gas which can be considered a hedge for natural gas (an input in the production process) or ethanol. However, as of September 30, 2005, all option and futures contracts of unleaded gas were intended by the Company as a hedge against its gas-plus contracts for the sale of ethanol (see "Loss on Option and Futures Contracts" above under "Results of Operations for the three months ended September 30, 2005 and 2004" for further discussion on such gas-plus contracts.) The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company's balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

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

As of October 2005, existing construction at new and expanding ethanol plants was predicted to increase ethanol production capacity by approximately 1.1 billion gallons per year. This would increase the existing nationwide production capacity by over 20%. This increase in capacity is expected to continue in the near future. Husker Ag cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see "Loss on Option and Futures Contracts" above under "Results of Operations for the three months ended September 30, 2005 and 2004" as well as Note 4 to the Company's condensed financial statements included above).

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

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company's hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company's hedge positions changes, the gains and losses are immediately recognized on the Company's income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at September 30, 2005, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $132,000.

The Company's immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2005, the fair value of the Company's derivative instruments for corn, natural gas and unleaded gas is a net liability in the amount of $563,792. There are several variables that could affect the extent to which the Company's derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage corn price risk, the Company's hedging strategy is designed to establish a price ceiling and floor for its corn purchases. The upper limit of loss on the Company's futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on the Company's exchange traded and over-the-counter option contracts is limited to the amount of the premium that the Company paid for the options.

The Company estimates that its expected corn usage is approximately nine million bushels per year for the production of approximately 25 million gallons of ethanol. As of September 30, 2005, Husker Ag had cash, futures, and option contract price protection in place for 31% of the Company's expected corn usage through January, 2007; and as of September 30, 2005, Husker Ag had 24% of its expected corn usage protected by cash purchase contracts through January 2007. Additional protection may be necessary in the future. As corn prices move in reaction to market trends, Husker Ag's income statement may be affected depending on the impact such market movements have on the value of the Company's derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company's natural gas price risk, as of September 30, 2005, Husker Ag had fixed price contracts on 55% of its expected natural gas needs through October, 2005. (On November 11, 2005, the Company no longer owned any fixed price contracts on natural gas.) As of September 30, 2005, the Company had purchased natural gas options to participate in any decline in natural gas prices. The Company's risk of loss on these contracts is limited to the premium paid representing a possible loss of 2% of the gas price. There is no material risk of loss with respect to the unleaded gas options.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of September 30, 2005, the Company had forward contracts in place for the sale of approximately 26,553,000 gallons of ethanol with prices ranging from $1.20 to $2.10 per gallon to be delivered through December 2006. Husker Ag may continue to sell ethanol into 2007 to attempt to further reduce the Company's risk for price decreases. See "Risk Factors" above for additional information regarding this price risk.

In addition, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company's then outstanding gas-plus forward contracts for the sale of ethanol. See "Loss on Option and Futures Contracts" under "Results of Operations for the three months ended September 30, 2005 and 2004" above for further discussion on the Company's gas-plus contracts.

Interest Rate Risk

The Company's interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of September 30, 2005, Husker Ag has approximately $7.7 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on this debt is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Company's revolving line of credit, which has not been used as of November 11, 2005, is with Midwest Bank National Association, and carries a variable rate of interest equal to the Wall Street Journal Prime Rate plus 0.75% adjusted monthly. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See "Liquidity and Capital Resources" above for additional information regarding the Company's debt.

ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of management including our Principal Executive Officer and Principal Financial Officer. Our Principal Executive Officer and Principal Financial Officer concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

(b)  Changes in Internal Controls: During the Company's third fiscal quarter ended September 30, 2005, there have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company has not been informed of any material pending legal proceedings.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

3.1	Articles of Organization, as amended
3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11
31(i)(A)	Certification required by Rule 13a-14(a) and 15d-14(a)
31(i)(B)	Certification required by Rule 13a-14(a) and 15d-14(a)
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2005.	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board, President and Director
(Principal Executive Officer)

Date: November 11, 2005.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002
3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11	Filed herewith
31(i)(A)	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
31(i)(B)	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith
32	Section 1350 Certifications	Filed herewith