Form 10-K
period 2005-12-31
HUSKER AG  LLC
filed 2006-03-31
CIK 1133555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number: 333-60580

HUSKER AG, LLC

(Exact name of registrant as specified in its charter)

Nebraska	47-0836953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

54048 Highway 20

Plainview, Nebraska 68769

(402) 582-4446

(Address and telephone number of Issuer’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Membership Units ($1,000 per unit)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the membership units held by non-affiliates of the registrant as of December 31, 2005, was $26,637,521, based on the average price of certain membership units sold through the registrant’s Trading System during the year. Membership units held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2006, the Company had 15,318 membership units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement of the registrant for the Annual Meeting of Members currently scheduled to be held May 22, 2006, are incorporated in Part III of this report.

HUSKER AG, LLC

PART I

ITEM 1. BUSINESS

General Overview

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), was organized on August 29, 2000 to construct and operate an ethanol plant located near Plainview, Nebraska. The Company completed construction of its plant and began operating in early 2003. Husker Ag is managed by a thirteen member Board of Directors.

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

General Developments

Investment in Val-E Ethanol, LLC

On December 28, 2005, Husker Ag executed a Subscription Agreement to purchase a minority membership interest in Val-E Ethanol, LLC, a Nebraska limited liability company which will construct, own, and operate a 45-million gallon per year ethanol plant located near Ord, Nebraska. Husker Ag purchased 1,200 units for $5,000 per unit, for an aggregate total of $6,000,000 subject to the terms and conditions of the Subscription Agreement dated December 28, 2005. Husker Ag borrowed $4,500,000 for the purchase of this interest resulting in a 24.1% interest in Val-E Ethanol, LLC. See “Liquidity and Capital Resources” below under Item 7 of this Form 10-K for additional information regarding this loan.

In December 2005, Val-E Ethanol, LLC broke ground on the ethanol plant. The estimated date of completion is March 2007, and when construction is complete, the facility is expected to use 16 million bushels of corn each year and produce 97,000 tons of dry distillers grains and 95,000 tons of wet distillers grains. Husker Ag has the right to appoint two managers to the nine-member Board of Managers but will not be capable of exercising control over Val-E Ethanol, LLC. At December 31, 2005, Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, was majority owner of Val-E Ethanol, LLC and it also controlled the Board of Managers. Platte Valley Fuel Ethanol was then controlled by Ron and Diane Fagen. Ron Fagen and his family own the controlling interest in Fagen, Inc.

On February 16, 2006, US BioEnergy Corporation, a Brookings, South Dakota based company (“US BioEnergy”), announced that it was acquiring Platte Valley Fuel Ethanol.

US BioEnergy is currently a privately held corporation controlled by Fagen, Inc. and/or its affiliates. O. Wayne Mitchell, a member of the Husker Ag Board of Directors, is a Senior Vice President for Fagen, Inc.

and is also a member of the US BioEnergy Board of Directors. More information about US BioEnergy is available on its website at www.USbioenergy.net.

The Company’s investment in Val-E Ethanol, LLC is a long-term, illiquid investment. Val-E Ethanol, LLC is not expected to be able to make distributions to its members before it is operational; and there is no assurance of payment of dividends to Husker Ag in the future.

Possible Expansion of Plant

On February 28, 2006, the Husker Ag Board of Directors approved a plan to proceed with a plant expansion project (the “Plant Expansion Project”) at the current Husker Ag location near Plainview, Nebraska, subject to member approval at the upcoming Husker Ag annual meeting.

On March 28, 2006, the Company’s Board of Directors approved a Letter of Intent with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas. The Letter of Intent sets forth our understanding with ICM for the design, construction and start-up of a plant expansion project that would add 40 million gallons per year of ethanol production capacity to the Company’s existing operations. This proposed expansion would result in the Company’s total plant capacity exceeding 60 million gallons per year.

Except for certain provisions, the Letter of Intent is not a binding or legally enforceable agreement pending the negotiation and signing of a binding definitive agreement between Husker Ag and ICM. This transaction is subject to approval of the Husker Ag members as well as the Company’s bank. Although these non-binding terms are subject to change, the Letter of Intent contemplates (a) a contract price in the amount of $45,500,000 for the cost of the plant expansion; and (b) a commencement date of March 15, 2007. One of the binding provisions of the Letter of Intent requires the Company to pay ICM a down payment in the amount of 10% of the contract price with the payment required in installments as follows: (i) $2 million is due upon the signing of the Letter of Intent; (ii) another $2 million is due on or before the later of the date that the definitive agreement is signed or nine days after the Company’s annual meeting of members; and (iii) the remaining balance of the down payment is due when Husker Ag delivers its notice to proceed to ICM under the definitive agreement. Under certain circumstances, the down payment is refundable – except to the extent that ICM is required to use any portion of the down payment for costs and expenses incurred by it in connection with any preliminary work on the project requested or approved by the Company in writing.

As indicated in greater detail in the Company’s press release issued on March 29, 2006, the Company intends to pursue a rights offering to help finance this proposed expansion.

Description of Dry Mill Process

The Company’s ethanol plant produces ethanol by processing corn. The corn is delivered, weighed and then unloaded in a receiving building. It is then transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn is transported to a hammermill or grinder where it is ground into flour and conveyed into a tank for processing. Water, heat and enzymes are added to break down the starch in the ground corn. The resulting slurry is heat sterilized and pumped to a tank where additional enzymes are added to further breakdown the starch. Next, the mash is pumped into fermenters, where other enzymes and yeast are added, to begin a batch fermentation process. A distillation process divides the alcohol from the corn beer. The alcohol, which exits the distillation process, is then further dried using a molecular sieve. The resulting 200 proof alcohol is then pumped to farm shift tanks and blended with five percent gasoline denaturant as it is pumped into storage tanks.

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

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (a) an octane enhancer in fuels; (b) an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and (c) a non-petroleum-based gasoline extender. Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The overwhelming majority of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies. For the years ended December 31, 2005, 2004 and 2003, ethanol sales comprised 81.1%, 74.2% and 64.5%, respectively, of the Company’s total net sales.

Distillers Grain

A principal co-product of the ethanol production process is distillers grain, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing may create three forms of distillers grain: distillers wet grain, distillers modified wet grain, and distillers dried grain. Distillers wet grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days). Distillers modified wet grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. The Company is currently producing almost entirely distillers modified wet grain which is sold to nearby markets. The Company could switch to dried distillers grain if there were a significant change in local demand or a material change in market conditions for the Company’s current modified wet grain product. For the years ended December 31, 2005, 2004 and 2003, distillers grain sales comprised 12.9%, 15.3% and 14.0%, respectively, of the Company’s total net sales.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of December 31, 2005, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 50% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and Management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

Ethanol Industry

Fuel ethanol is sold primarily to oil refiners and gasoline distributors for blending with gasoline. By extending fuel supplies, enhancing fuel octane, and serving as an oxygenate for meeting environmental standards, fuel ethanol provides a strategic benefit to marketers of gasoline. Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive. However, given the large amount of ethanol production coming on line in the foreseeable future, ethanol prices may be driven down regardless of whether the wholesale price of gasoline continues to rise. See sections below entitled “Competition” and “Risk Factors” for further discussion of this issue.

According to the Renewable Fuels Association, the fuel ethanol industry has been growing in terms of gallons produced at a compound annual growth rate of 13.2% since 1980. This growth has been the result of strong underlying economic demand and public support for fuel ethanol, which has been driven by a variety of factors. One of the most important factors is the strategic benefit gasoline suppliers receive from using fuel ethanol as an octane enhancer and as an extender of gasoline supplies. Another significant factor has been the environmental benefits of fuel ethanol as an oxygenate, which has made it attractive to gasoline suppliers for marketing purposes and for meeting environmental standards.

The ethanol industry has been dependent on several governmental economic incentives.

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

In August 2005, President George W. Bush signed into law the Energy Policy Act of 2005. The Energy Policy Act contains numerous provisions that are expected to favorably impact the ethanol industry. The new legislation created the first-ever nationwide Renewable Fuels Standard (the “RFS”) in federal law, requiring that at least 4 billion gallons of ethanol and biodiesel be used in 2006, increasing approximately 700 million gallons per year until it reaches a requirement of 7.5 billion gallons in 2012.

The RFS is a mandate requiring fuel refiners to use a certain minimum amount of renewable fuel blends in our nation’s fuel supply. It is anticipated that the vast majority of the renewable fuel used will be ethanol. According to the Renewable Fuels Association, the Energy Policy Act is expected to double the domestic ethanol industry in the next 6 years.

Since current national ethanol production capacity exceeds the 2006 RFS requirement of 4 billion gallons, the RFS requirements may not impact the demand for and the resulting price for ethanol in the short-term. However, it is possible that the increased RFS requirement of 7.5 billion gallons of renewable fuel by 2012 may help support ethanol prices in the long-term.

In addition, the Energy Policy Act includes a tax credit that allows taxpayers to claim a 30% federal income tax credit (up to $30,000) for the cost of installing clean-fuel refueling infrastructure to be used in a trade or business or installed at the principal residence of the taxpayer. Under the provision, clean fuels include any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and/or hydrogen as well as certain mixtures of diesel fuel and biodiesel. The tax credit is effective for equipment placed in service between December 31, 2005, and January 1, 2010. This credit will not likely materially affect the demand for ethanol in the short term, but it may help increase consumer awareness of E85 fuel (85% ethanol 15% gasoline) which could eventually marginally increase demand for ethanol.

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

Husker Ag has also received the benefits of the federal small producer’s credit which is a $.10 per gallon of ethanol tax credit available for ethanol produced at plants with 60 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2010. With the passing of the Energy Policy Act of 2005, the definition of a small producer was increased from 30 million to 60 million gallons. The pass-through nature of Husker Ag’s partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member.

On February 28, 2006, the Company announced its tentative plans to commence a 40 million gallon plant expansion. If the Company completes the expansion as presently proposed, Husker Ag will no longer qualify as a small producer and the small producer tax credit will end for Husker Ag members in the year that the Company’s total production capacity surpasses the 60 million gallon limit.

The Company has also received ethanol producer credits from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually. In 2004, the Company received approximately $2.2 million under this program. However, because the Company operated at nearly full capacity during 2004, the Company received no benefits under this program in 2005. The Company does not anticipate receiving any significant payments under this program in 2006 or in the foreseeable future.

State Ethanol Supports

Husker Ag has also received and anticipates continuing to receive economic benefits to produce ethanol at the state level. The State of Nebraska established a production tax credit of $.18 per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. Under current Nebraska law, no producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer can receive tax credits for more than 125 million gallons of ethanol produced over a consecutive 96 month period. The minimum production level to qualify for credits is 100,000 gallons of ethanol annually. Assuming Husker Ag continues to produce at least 15,625,000 gallons of ethanol in a year, this producer tax credit could result in payments of up to $2,812,500 to Husker Ag annually; subject to the statutory maximum limit. The production incentive is scheduled to expire June 30, 2012. See “Risk Factors” below.

Marketing and Distribution Methods

Ethanol

Commencing June 1, 2005, the Company entered into the Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”) with FCStone, LLC, an Iowa limited liability company

(“FCStone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FCStone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The current term of the 2005 Marketing Agreement expires on September 30, 2006, and it will be automatically renewed unless the Company provides notice of termination prior to June 1, 2006.

The Company has had an on-going relationship with Eco-Energy and FCStone since 2002 when the parties executed the Risk Management and Ethanol Marketing Contract dated November 27, 2002 (the “2002 Marketing Agreement”). The 2005 Marketing Agreement amended and superseded the 2002 Marketing Agreement. The 2002 Marketing Agreement otherwise would have expired in September 2005. The agreement was primarily amended as to the terms of delivery of ethanol. Otherwise, the terms and conditions of the 2002 Marketing Agreement are substantially similar to the terms and conditions of the 2005 Marketing Agreement in all material respects.

Under the 2005 Marketing Agreement, Eco-Energy markets ethanol for an agreed-upon fee, which includes the cost of the rail shipment and collects the sales amount from the ultimate customers, remitting the net sales price to the Company within three business days after the sale.

As a re-seller of ethanol, Eco-Energy’s customers are indirectly a part of the Company’s customer base. Eco-Energy markets and sells most of its ethanol throughout the United States, primarily by rail. The target market area for the ethanol produced at the Company’s ethanol plant includes local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Kansas, Missouri, Colorado, Minnesota, Illinois, Iowa, California, New Mexico and Oregon.

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

During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to more than 4.4 billion gallons at the end of 2005. Based upon information provided by the Renewable Fuels Association (the “RFA”), 95 ethanol plants located in 20 states produced a record of nearly 4 billion gallons of ethanol in 2005, an increase of 17% from 2004 and 126% since 2001. Fourteen new facilities combined with expansions at existing plants, increased the industry’s annual production capacity by a record 779 million gallons according to the RFA. The RFA reported that 29 plants and nine major expansions were under construction at the end of 2005 which would increase production capacity by approximately 1.5 billion gallons per year. This increase in capacity is expected to continue in the near future. Husker Ag cannot determine the effect of this type of an increase upon the demand or price of ethanol, although such plants may compete with the Company in the sale of ethanol and related products.

The ethanol industry has grown to nearly 95 production facilities in the United States. Industry authorities estimate that these facilities, along with approximately 33 facilities and six major expansions currently under construction, are capable of producing in excess of 6.5 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation and Aventine Renewable Energy, Inc., all of which are capable of producing much more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to those of Husker Ag.

In addition to the plants under construction, plans to construct additional new plants or to expand existing plants have been announced which would further increase the ethanol production capacity of the Company’s competitors. Husker Ag is unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of the Company’s ethanol. However, it is possible that the plant-building boom will create a market glut for ethanol thereby driving ethanol prices, along with the Company’s revenues, down due to the increasing supply.

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

Corn Supply and Corn Prices

The Husker Ag ethanol plant needs between approximately 8.5 and 9.5 million bushels of corn per year or approximately 26,000 bushels per day as the feedstock for its dry milling process. The grain supply for the ethanol plant is obtained primarily from local markets. During the five year period between 1996 to 2000, corn production averaged 94 million bushels annually in the five county area surrounding the plant. Since 2000, the corn production has increased somewhat in this five county area. Management believes that the average annual corn production is this area should generally remain consistent in the near future.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, the Company’s profitability will be negatively impacted during periods of high grain prices.

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

Options and Futures Contracts – Hedging

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has taken hedging positions in unleaded gas futures and options markets.

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

A relatively small percentage of the Company’s forward contracts for the sale of ethanol are priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company also began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. See Note 7 to the Company’s Financial Statements included below for additional information.

As noted above, the Company has entered into a risk management agreement with FCStone, LLC (“FCStone”), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which establishes a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Seth Harder, and Board members Mike Kinney, Stanley Gyberg, Leonard Wostrel and David Stearns. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, ethanol, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of December 31, 2005, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, the Company has been subject to its Construction Permit which was issued in January 2002. This permit limits production at the plant to 25,000,000 gallons of denatured alcohol.

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

For the twelve months ended December 31, 2004, Husker Ag produced more than 25,000,000 gallons of denatured alcohol, which exceeded its Construction Permit limit. The Company informed the NDEQ of this matter. The Company does not expect any penalty for exceeding its limit in 2004. During 2005, prior to receiving its modified permit, Husker Ag operated its plant at a rate of 25,000,000 gallons, or less, of denatured alcohol per year. On February 25, 2005, the Company submitted a modification to the construction permit application requesting a limit of approximately 32,000,000 gallons per year and the Company received approval for the modified Air Permit from the NDEQ on June 13, 2005. This modified permit allowed the Company to increase its production.

During October and November 2005, Husker Ag conducted compliance testing as required by the NDEQ to determine whether it was operating in compliance with its modified Air Permit issued June 13, 2005. The Company submitted the final results of such testing in December 2005. The preliminary results from this test were favorable and indicated that the plant is in compliance with the limits of its modified Air Permit issued June 13, 2005. The Company currently anticipates that it will have a resolution to its operating permit application during the second quarter of 2006. In the meantime, Husker Ag believes that it can increase its production and still comply with its modified Air Permit.

Employees

As of March 29, 2006, Husker Ag had a total of 35 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

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

At the end of 2005, existing construction at new and expanding ethanol plants were predicted to increase ethanol production capacity by approximately 1.5 billion gallons per year. This would increase the existing nationwide production capacity by approximately 34%. This increase in capacity is expected to continue in the near future. Husker Ag cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry.

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

In the 2004 Nebraska Unicameral legislative session which ended April 15, 2004, the Nebraska legislature passed a funding mechanism to fully fund four ethanol plants in Nebraska that are currently qualified under LB 536. However, LB 536 provided that any ethanol plants that were qualified by June 30, 2004, were accepted into the program. The Company believes that up to seven additional plants were qualified by that date, and to the extent payments are made by the State of Nebraska to these additional plants, the funding for available credits could be reduced for the existing qualified plants, including Husker Ag, unless the Nebraska legislature would provide additional funding for the program.

Update for 2006 Legislative Session:

The 2006 Nebraska Unicameral legislative session is scheduled to end on or about April 12, 2006. The legislature is currently considering funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills have come to a final vote by the legislature as of March 27, 2006. The legislature is expected to continue to debate, and possibly vote on, one or more ethanol related bills during this session.

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

Husker Ag expects to be treated as a partnership for federal income tax purposes unless there is a change of law or trading in the membership units is sufficient to classify Husker Ag as a “publicly traded partnership.” This means that Husker Ag will pay no income tax and all profits and losses will “pass-

through” to its members who will pay tax on their share of Husker Ag’s profits. Husker Ag’s members may receive allocations of taxable income that exceed any cash distributions made, if any. This may occur because of various factors, including but not limited to, accounting methodology, lending covenants that restrict Husker Ag’s ability to pay cash distributions, or its decision to retain or use the cash generated by the business to fund its operating activities and obligations. Accordingly, members may be required to pay income tax on the allocated share of Husker Ag’s taxable income with personal funds, even if the members receive little or no cash distributions from the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not an accelerated filer or large accelerated filer or well-known seasoned issuer and has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTY

The Company’s corporate offices are located at the plant site in the administrative building at 54048 Highway 20, Plainview, Nebraska 68769, phone number (402) 582-4446. The administrative building consists of approximately 5,700 square feet. The Husker Ag ethanol plant is on 47 acres of real property located 3 1/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. The ethanol plant and plant site are subject to real estate mortgage liens granted to the Company’s primarily lender, Union Bank & Trust Company, as described below under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Husker Ag’s management believes the properties and facilities of Husker Ag are adequate to support Husker Ag’s ethanol business operations. The Company’s ethanol plant currently has the capacity to produce approximately 25 million gallons of ethanol per year. As noted above in Item 1, the Company currently intends to pursue a possible plant expansion that would add 40 million or more gallons per year of ethanol production capacity to its existing operations.

ITEM 3. LEGAL PROCEEDINGS

Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of members during the quarterly period ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Under the Internal Revenue Code and the related rules and regulations (the “Tax Code”), a matching service is qualified only if it meets a number of specified requirements, including: (1) it consists of a computerized or printed system that lists customers’ bid and/or ask prices in order to match members who want to sell with persons who want to buy, (2) matching occurs either by matching the list of interested buyers with the list of interested sellers or through a bid and ask process that allows interested buyers to bid on the listed interest, (3) the seller cannot enter into a binding agreement to sell the interest until the 15th calendar day after his interest is listed (which date must be confirmable by maintenance of contemporaneous records), (4) the closing of a sale effected through the matching service does not occur prior to the 45th calendar day after the interest is listed, (5) the matching service displays only quotes that do not commit any person to buy or sell an interest at the quoted price (non firm price quotes) or quotes that express an interest in acquiring an interest without an accompanying price (nonbinding indications of interest) and does not display quotes at which any person is committed to buy or sell a interest at the quoted price (firm quotes), (6) the seller’s information is removed within 120 days of its listing and is not reentered into the system for at least 60 days after its deletion, and (7) the sum of the percentage interests transferred during the entity’s tax year (excluding private transfers) cannot exceed 10% of the total interests in partnership capital or profits. The Husker Ag Trading System described below has incorporated these Tax Code requirements into its rules and procedures required to be followed by those using the system.

On October 15, 2004, the Company received approval from the Nebraska Department to operate its own trading system (the “Trading System”) limited to trading in membership units of Husker Ag. As a result of this approval, the Company commenced operation of its Trading System on December 1, 2004. The Trading System operates on a trimester basis commencing December 1, April 1 and September 1 of each year. In accordance with Section 10.9(b) of the Husker Ag Operating Agreement, the Husker Ag Board has established the trimester period as an “interim transfer period” with respect to transfers affected through the Trading System.

The Trading System is intended to match a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Trading System does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer Husker Ag membership units may be reached. There are detailed timelines that must be followed under the Trading System Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Husker Ag Trading Systems Rules and Procedures, the Husker Ag Operating Agreement, and are subject to approval by the Husker Ag Board of Directors.

The Husker Ag Trading System has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. As a result, transfers of Husker Ag membership units are strictly regulated, and the Nebraska Department’s approval is based on representations made to the Nebraska Department concerning the operation of the Trading System, including the Husker Ag Trading System Rules and Procedures. The Husker Ag Trading System Rules and Procedures are filed as an exhibit to this Form 10-K, and are also available on the Husker Ag website, www.huskerag.com.

The Husker Ag Board of Directors has adopted a policy that the Trading System is intended to be the exclusive method of trading membership units for value in transactions which would otherwise be applied against the Trading System’s 10% maximum annual limitation, except in extraordinary circumstances as determined by the Board in its sole discretion. Transfers such as bona fide gifts and transfers upon death which are not included in the 10% annual maximum limitation are not included in the policy.

Holders

As of March 29, 2006, there were approximately 558 unit holders of the Company’s membership units determined by an examination of the Company’s transfer book.

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

The Company has declared and paid the following distributions since its inception through December 31, 2005:

Declaration Date	Approximate Date Paid	Amount Per Unit
December 23, 2003	February 2, 2004	$150.00

	Total for 2003	$150.00

April 20, 2004	June 1, 2004	$200.00
August 13, 2004	September 15, 2004	$150.00
November 12, 2004	January 7, 2005	$100.00

	Total for 2004	$450.00

March 29, 2005	May 6, 2005	$100.00
August 23, 2005	September 16, 2005	$150.00
November 22, 2005	December 20, 2005	$200.00

	Total for 2005	$450.00

The Company’s lender, Union Bank and Trust Company (“Union Bank”) and former lender, Stearns Bank, N.A. (“Stearns Bank”), approved each of these distributions as required under the Company’s existing loan agreements with Union Bank and Stearns Bank, respectively.

Any distributions are payable at the discretion of the Husker Ag Board of Directors, subject to the provisions of the Nebraska Limited Liability Company Act, and the Husker Ag Operating Agreement. The Board of Directors has no obligation to distribute profits, if any, to members, and there can be no assurance as to the ability of Husker Ag to declare or pay distributions in the future. In addition, the terms of the permanent debt financing agreements entered into by Husker Ag with Union Bank place certain restrictions on the Company’s ability to makes distributions.

First, the Company must be in compliance with all of its loan covenants with Union Bank prior to making any distributions in the future. In addition, any distributions in excess of 35% of the Company’s net income require prior approval from Union Bank.

Securities Authorized for Issuance under Equity Compensation Plans

Husker Ag currently has no equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

Husker Ag had no unregistered sales of securities during the past three fiscal years.

Purchases of Equity Securities by Husker Ag

None.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per membership unit amounts)

	2005		2004	2003(1)	2002(2)
Net sales	$47,224		$47,785	$34,337	$—
Net income (loss)	$10,092		$9,768	$7,996	$(1,543)
Earnings (loss) per membership unit	$658.86		$637.70	$522.01	$(100.76)
Cash distributions declared per membership unit	$450.00		$450.00	$150.00	$—
Book value per membership unit(3)	$1,607.19		$1,398.33	$1,210.63	$837.40
Total assets	$40,145	(4)	$42,307	$42,282	$25,721
Total debt (current and long-term)	$13,575	(5)	$16,107	$19,862	$10,192
Members’ equity	$24,619		$21,420	$18,544	$12,847

(1)	– Fiscal year 2003 represents only a partial year of operating because the Company did not begin production of ethanol until March 2003 and did not reach name-plate capacity until the second quarter of 2003.
(2)	– The Company was in start-up phase during 2002 and therefore had no operating revenue during fiscal year 2002.
(3)	– Members’ equity divided by membership units outstanding as of the end of the period.
(4)	– Total assets went down by approximately $2.2 million from December 31, 2004 to December 31, 2005 primarily due to the Company’s use of cash to pay down long-term debt by over $7 million. This reduction in debt was offset by other factors (such as the Company’s net income less distributions) that are set forth in more detail in the Company’s financial statements included below under Item 8.
(5)	– Includes subscription payable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Husker Ag and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent Husker Ag’s expectations or beliefs concerning future events, including statements regarding future sales, future profits and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for Husker Ag’s future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Husker Ag cautions you that any forward-looking statements made by Husker Ag in this report, in other reports filed by Husker Ag with the Securities and Exchange Commission or in other announcements by Husker Ag are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the risk factors set forth in the section above entitled “RISK FACTORS”.

Overview

The Company owns and operates an ethanol plant located near Plainview, Nebraska. Husker Ag’s business consists of the production of ethanol and an ethanol co-product, distillers grains. The Company began grinding corn and producing ethanol in March 2003. Currently the ethanol plant converts roughly nine million bushels of corn into approximately 25 million gallons of ethanol per year. The ethanol plant also currently produces and sells over 160,000 tons of modified wet distillers grain on an annual basis.

Husker Ag’s operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see “Energy Production Credits” under “Results of Operations for the years ended December 31, 2005 and 2004” below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Results of Operations for the years ended December 31, 2005 and 2004

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the years ended December 31, 2005 and 2004. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 8 of this Form 10-K:

	2005		2004
Sales and revenues	$47,224,468	100.0%	$47,785,060	100.0%
Cost of sales	(32,692,390)	(69.2)%	(34,190,792)	(71.6)%
Loss on options	(1,807,964)	(3.8)%	(1,612,429)	(3.4)%

Gross profit	12,724,114	27.0%	11,981,839	25.0%
Selling, general and administrative expenses	(2,266,188)	(4.8)%	(1,571,628)	(3.3)%

Operating income	10,457,926	22.2%	10,410,211	21.7%
Interest expense	(668,533)	(1.4)%	(1,010,846)	(2.1)%
Interest and other income	328,406	0.7%	368,982	0.8%

Income before equity in net loss of affiliate	10,117,799	21.5%	9,768,347	20.4%

Equity in net loss of affiliate	(25,362)	(0.1)%	—	—

Net income	$10,092,437	21.4%	$9,768,347	20.4%

Sales and Revenues

The Company’s sales and revenues are divided into three main categories including ethanol sales, distillers grain sales and energy production credits. For the years ended December 31, 2005 and 2004, ethanol sales comprised 81.1% and 74.2%, respectively, of total net sales. Distillers grain sales comprised 12.9% and 15.3% of the Company’s total net sales for the years ended December 31, 2005 and 2004, respectively; while federal and state energy production credits make up the remaining 6.0% and 10.5% of the Company’s total net sales for 2005 and 2004, respectively. If energy production credits are excluded, ethanol sales represent 86.3% and 82.9%, and distillers grain sales represent 13.7% and 17.1%, of the total revenue of the Company from the sales of its products for the years ended December 31, 2005 and 2004.

Net sales for the year ended December 31, 2005 decreased by approximately $561,000, or 1.2% over the prior year. This decrease in net sales in 2005 compared to 2004 resulted from decreases in distiller grain sales of approximately $1.2 million and energy production credits of approximately $2.2 million, partially offset by an increase in ethanol sales of approximately $2.9 million. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for calendar year 2005 increased by 8.1% over the prior year. This is primarily due to an increase of 10.2% in the average price received per gallon for 2005 over 2004.

The vast majority of ethanol sold during 2005 was sold pursuant to a forward contract. At December 31, 2005, the Company had forward contracts for the sale of approximately 19.9 million gallons of ethanol with fixed prices ranging from $1.20 to $2.10 per gallon and 1.7 million gallons at variable prices to be delivered through December 2006.

Distillers Grain Sales

Sales of distillers grain decreased by $1.2 million, or 16.7% for 2005 compared to 2004. Since the price of distillers grain has a close relationship to the price of corn, this decrease in distillers grain sales resulted from a decrease in corn prices. The Company’s average price of corn decreased by over 9.4% for 2005 compared to 2004. By comparison, the Company’s average sales price per ton of distillers grain decreased by 16.9% from 2004 to 2005, which accounted for the Company’s decrease in distillers grain sales.

Energy Production Credits

Net sales included approximately $2.8 million of energy production credits for the year ended December 31, 2005, which is approximately $2.2 million less than the net production credits earned in 2004. This reduction is entirely due to a decrease in federal production credits earned. As explained further below, this decrease in federal credits is due to the Company operating at or near full production for both years with only minimal increases in ethanol production in 2005 compared to the prior year.

Energy production credits for 2005 are nearly exclusively from the State of Nebraska, offset by a very small net adjustment for federal credits. Credits earned from the State of Nebraska during both 2005 and 2004 were approximately $2,812,000. The Company’s net income for 2005 without the energy production credits included in net sales would have been approximately $7.3 million (compared to actual net income of approximately $10.1 million).

While the producer credits from the State of Nebraska should remain relatively consistent for 2006 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” above), the Company expects calendar year 2006 revenues from the federal program to be insignificant. The Company therefore anticipates that, as compared to 2003 and 2004, its sales of ethanol and distillers grain will continue to constitute a larger percentage of the Company’s total net sales during 2006 and beyond.

Energy Credits – Federal Program. The ethanol producer credits from the federal government have in the past included incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation (“CCC”) under its Bioenergy Program. Under this program, the CCC makes payments to eligible bioenergy producers to encourage increased purchases of agricultural commodities, such as corn, for the purpose of expanding production of bioenergy and to encourage the construction of new production capacity. Cash payments to eligible ethanol producers are based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually.

Since the plant was operating at nearly full capacity for all of 2004, there was only a minimal increase in production during 2005. Accordingly, the Company did not earn any federal ethanol producer credits during calendar year 2005. The Company does not anticipate receiving any payment from this program in the foreseeable future.

Energy Credits – Nebraska Program. In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. (“Rite Way”) pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on the Company’s revenue. See “Risk Factors” above.

This program may not have sufficient funds to cover the allocations to eligible producers in future years. Husker Ag is currently unable to predict whether there may be a funding shortfall and what the effect such a shortfall would have on the Company’s allocation.

Loss on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has taken hedging positions in unleaded gas futures and options markets.

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

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC (“FCStone”), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant. As of December 31, 2005, the Company had purchased put options on approximately 500,000 bushels of corn inventory. These put options were intended to protect against a price decline on the corn that was purchased using futures contracts. As of December 31, 2005, the Company had open long positions for 40,000 bushels of price protection ranging from $2.20 to $2.40 per bushel and open futures positions of 450,000 bushels of price protection ranging from $2.32 to $2.36 per bushel. The Company has recorded these positions at their fair value. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

The Company has also retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. Husker Trading, Inc. is responsible for the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators. It also coordinates grain deliveries between the railroad, participating elevators and producers, as well as negotiates price protection with hedging specialists.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which established a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Seth Harder, and Board members Stanley Gyberg, Mike Kinney, David Stearns and Leonard Wostrel. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

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

A relatively small percentage of the Company’s forward contracts for the sale of ethanol are priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company also began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

The Company’s net income for the year ended December 31, 2005, included net realized and unrealized loss on option and futures contracts in the amount of $1,807,964. This amount consists of a loss on contracts on corn of $1,510,945 and a loss of $297,019 on natural and unleaded gas contracts.

Market conditions during 2005 were relatively unfavorable for the Company’s option and futures contracts on corn and natural and unleaded gas. Unless these conditions begin to change, the Company may expect to realize additional losses on option and futures contracts in the future.

For the year ended December 31, 2004, the Company reported a loss on option and futures contracts in the amount of $1,612,429 comprised solely by corn hedging. This loss generally resulted from falling corn prices during the year.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the years ended December 31, 2005 and 2004, the Company’s cost of sales, as a percentage of total net sales, was 69.2% and 71.6%, respectively. In actual dollars, cost of sales decreased by 4.4 percent in 2005 compared to 2004.

Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 59.67% and 63.2% of total cost of sales for the years ended December 31, 2005 and 2004 respectively. Natural gas and the denaturant made up 18.4% and 16.6% of cost of sales for the years of 2005 and 2004, respectively. The average price of corn for 2004 was $2.34 per bushel compared to $2.12 in 2005, a decrease of approximately 9.4%. This resulted in a savings of over $2.1 million in corn purchases during 2005 compared to the prior year. However, this savings was partially offset by an increase of nearly $575,000 in natural gas purchases due to increased energy costs.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2006. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the years ended December 31, 2005 and 2004, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 5.1% and 3.7%, respectively. The Company’s selling, general and administrative expenses increased by over $690,000 or 44.2% for 2005 compared to 2004. This large increase was due to (i) the Company’s refinancing of its long term debt in February, 2005 which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company’s remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $560,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for 2005 decreased from 2004. For 2006, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits.

Equity in Net Loss of Affiliate

On December 28, 2005, the Company signed a subscription agreement to invest $6 million for a 24.1% equity interest in Val-E Ethanol, LLC, a Nebraska limited liability company with a principal place of business in Ord, Nebraska (“Val-E”). Val-E is currently building a 45 million gallon ethanol plant in Ord, Nebraska. The Company was required to make a deposit in the amount of $1.5 million when it signed the subscription agreement. The Company recorded the remaining $4.5 million due under the subscription agreement as a subscription payable on its December 31, 2005, balance sheet. This debt was subsequently refinanced on January 4, 2006 as a five year term note with Union Bank and Trust Company. For additional information regarding this investment, see “General Developments” above under Item 1 of this Form 10-K, along with Note 4 of the Company’s Financial Statements included under Item 8 of this Form 10-K.

Interest and Other Income

Interest and other income for the year ended December 31, 2005, consisted of $210,201 of interest income and $118,205 of other income. For the year ended December 31, 2004, the Company had interest income of $128,462 and other income of $240,520. Interest income was slightly higher in 2005 primarily due to higher interest rates and the Company’s investment of some of its available cash in short-term certificates of deposit. The substantial decrease in other income is due to a one time USDA-Value Added Grant of $226,850 that was received in 2004.

Interest Expense

Interest expense for the year ended December 31, 2005, was $668,533 compared to $1,010,846 for the year ended December 31, 2004. This decrease is due to the refinancing of the long-term debt during the first quarter of 2005 (see the section entitled “Liquidity and Capital Resources” below) which decreased the interest rate on, and the amount of, the principal portion of long-term debt.

Net Income

Net income for Husker Ag for 2005 was approximately $10 million, consisting mostly of income from operations of approximately $10.4 million, along with approximately $118,000 of other income and $210,000 of interest income, and partially offset by approximately $669,000 of interest expense and an equity loss of roughly $25,000 from the Company’s partial ownership of Val-E Ethanol, LLC (referred to as “equity in net loss of an affiliate” for accounting purposes). Income from operations for 2005 included an approximate $1.8 million loss on option and futures contracts, which includes both the actual net losses on option and futures contracts closed during 2005 and the change during the twelve months in the market value of option and futures contracts outstanding as of December 31, 2005 and 2004. As noted above, the Company’s net income for 2005 without the state and federal production credits included would have been approximately $7.3 million. As explained further above, Husker Ag’s net income in 2006 is expected to include significantly less production credits than what the Company received two years ago in 2004 because the Company reported essentially no income from federal producer credits for calendar year 2005 compared to over $2.2 million in 2004.

By comparison, the Company experienced net income for 2004 in the approximate amount of $9.8 million, largely due to income from operations of approximately $10.4 million, and approximately $241,000 of other income and $128,000 of interest income partially offset by interest expense in the approximate amount of $1 million. Income from operations for 2004 included an approximate $1.6 million loss on option and futures contracts.

For the reasons set forth above, the Company’s net income for 2005 was approximately $324,000 more than in 2004.

Results of Operations for the years ended December 31, 2004 and 2003

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the years ended December 31, 2004 and 2003. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 8 of this Form 10-K.

The Company did not begin operating at name plate capacity until the second quarter of 2003. Accordingly, the Company’s income, production and sales data for 2003 represents less than a full year of operations, and any comparisons between fiscal year 2003 and fiscal year 2004 should be reviewed with this important distinction in mind.

	2004		2003
Sales and revenues	$47,785,060	100.0%	$34,337,034	100.0%
Cost of sales	(34,190,792)	(71.6)%	(24,715,318)	(72.0)%
Gain (loss) on options	(1,612,429)	(3.4)%	159,238	0.5%

Gross profit	11,981,839	25.0%	9,780,954	28.5%
Selling, general and administrative expenses	(1,571,628)	(3.3)%	(1,098,188)	(3.2)%

Operating income	10,410,211	21.7%	8,682,766	25.3%
Interest expense	(1,010,846)	(2.1)%	(724,001)	(2.1)%
Interest and other income	368,982	0.8%	37,378	0.1%

Net income	$9,768,347	20.4%	$7,996,143	23.3%

Sales and Revenues

For the years ended December 31, 2004 and 2003, ethanol sales comprised 74.2% and 64.5%, respectively, of total net sales. Distillers grain sales comprised 15.3% and 14.0% of the Company’s total net sales for the year ended December 31, 2004 and 2003, respectively; while federal and state energy production credits make up the remaining 10.5% and 21.5% of the Company’s total net sales for the years of 2004 and 2003, respectively. If energy production credits are excluded, ethanol sales represent 82.9% and 82.2%, and distillers grain sales represent 17.1% and 17.8%, of the total revenue of the Company from the sales of its products for the years ended December 31, 2004 and 2003, respectively.

Ethanol Sales

Ethanol sales for 2004 increased by 59.9% over the prior year. This was primarily due to an approximate 33% increase in the production of ethanol or 6.5 million gallons over 2003. Production did not begin until March of 2003; therefore, 2004 production numbers have two additional months of production for comparison purposes.

Distillers Grain Sales

Sales of distillers grain increased by over $2.5 million, or 52.4% for 2004 compared to 2003. This sales increase is largely due to an increase of production of over 41.2% or approximately 50,000 tons from 2003 to 2004.

Energy Production Credits

Net sales included approximately $5.0 million of energy production credits for the year ended December 31, 2004, which compares to net production credits earned during 2003 of roughly $7.4 million. Credits from the State of Nebraska remained relatively consistent for 2004 compared to 2003. However, for reasons explained above, federal credits for 2004 decreased by approximately $2.4 million over the prior year.

The Company’s net income for the year ended December 31, 2004 without the energy production credits included in net sales would have been approximately $4.8 million (compared to actual net income of approximately $9.8 million). Both federal and Nebraska credits are discussed in detail above.

Gain or Loss on Option and Futures Contracts

The Company’s net income for 2004 included net realized and unrealized losses on option and futures contracts in the amount of $1,612,429. Market conditions for corn during 2004 were very unfavorable for the Company’s option and futures contracts creating the majority of this loss.

For 2003, the Company reported a gain on option and futures contracts in the amount of $159,238 comprised solely from corn hedging. This hedging gain was due to a significant increase in corn contract prices during the third and fourth quarters of 2003.

Cost of Sales

For the years ended December 31, 2004 and 2003, the Company’s cost of sales, as a percentage of total net sales, was 71.6% and 72.0%, respectively. After excluding energy production credits from the Company’s net sales for both 2004 and 2003, the Company’s cost of sales as a percentage of such adjusted net sales decreased by 12.8% from 2003 to 2004. In actual dollars, cost of sales increased by 38.3% from the 2004 compared to 2003. Corn costs comprised 63.2% and 62.1% of total cost of sales for the years ended December 31, 2004 and 2003 respectively. Natural gas and the denaturant made up 16.7% and 15.6% of cost of sales for 2004 and 2003, respectively.

The Company experienced an increase in costs of approximately $6.3 million in the cost of corn purchased for year ended December 31, 2004, compared to the year ended December 31, 2003. This increase in expenses was primarily a result of having two additional months of production in 2004 over 2003. The Company also experienced an increase in cost of sales in other miscellaneous costs due to the additional production during 2004.

Selling, General and Administrative Expenses

For the years ended December 31, 2004 and 2003, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.7% and 4.1%, respectively. Excluding ethanol supports, the Company’s net sales increased by approximately $15.8 million or 58.6% from 2003 to 2004, while the Company’s selling, general and administrative expenses increased by approximately $473,000 or 43.1%. This increase is generally due to the additional expenses incurred due to the plant being fully operational during all of 2004 and is consistent with the Company’s corresponding increase in its net sales.

Interest and Other Income

Interest and other income for the year ended December 31, 2004, consisted of $128,462 of interest income and $240,520 of other income. For the year ended December 31, 2003, the Company had interest income of $21,024 and other income of $16,354. Interest income was much higher in 2004 due to large amounts of cash equivalents held by the Company during the year, especially near the end of the year. Other income for 2004 consisted primarily of a grant from the USDA in the amount of $226,850.

Interest Expense

Interest expense for the year ended December 31, 2004, was $1,010,846 compared to $724,001 for the prior year ended December 31, 2003. This increase is due to general increases in the interest rates on the Company’s long term debt during 2003 and 2004 as well as the Company’s pre-production capitalized interest. These increases were offset somewhat by the declining balance of the Company’s long-term debt.

Before the Company began producing ethanol in March 2003, all of the interest accrued on its outstanding long-term debt was capitalized. Therefore, nearly three months of the interest accrued during 2003 was not included in interest expense. The increases in the Company’s interest rates stem from a gradual increase during the past two calendar years in the Wall Street Journal Prime Rate to which the Company’s long-term debt has been tied. In addition, in late 2003, the Company’s then primary lender, Stearns Bank, increased the interest rates on its loans from 0.50% over the Prime Rate to 1.25% over the Prime Rate.

Net Income

Net income for Husker Ag for the year ended December 31, 2004 was approximately $9.8 million, consisting of income from operations of approximately $10.4 million, and approximately $241,000 of other income and $128,000 of interest income offset by approximately $1.0 million of interest expense. Net income from operations for 2004 included an approximate $1.6 million loss on option and futures contracts, which includes both the actual net loss on option and futures contracts closed during 2004 and the change during the year in the market value on option and futures contracts outstanding as of December 31, 2004 and 2003. As noted above, the Company’s net income for 2004 without the state and federal production credits included would have been approximately $4.8 million.

The net income for the year ended December 31, 2003 was approximately $8 million, consisting of income from operations of approximately $8.7 million, along with approximately $16,000 of other income and $21,000 of interest income offset by approximately $724,000 of interest expense. Net income from operations for 2003 included a gain on option and futures contracts in the approximate amount of $159,000.

Despite the fact that federal and state production credits were approximately $2.4 million less in 2004 than the prior year, the Company’s net income for 2004 increased by approximately $1.8 million over 2003. This was primarily due to the fact that the Company operated at or near full capacity for all of 2004 compared to less than nine months of optimal operations in 2003. Moreover, conditions for the ethanol plant were very good in 2004; including relatively high ethanol prices coupled with moderate corn prices.

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

During 2005, high oil prices and continued MTBE bans resulted in strong ethanol demand and record high ethanol prices. However, because the ethanol industry has been dependent upon government supports, and more importantly, because the production capacity for ethanol is increasing so rapidly, there can be no assurance that the demand for ethanol will keep up with its supply in the near future – regardless of what happens to the price of gasoline.

Government supports

As discussed above, current federal law is favorable to ethanol because it mandates certain oxygenate blending. In addition, as noted above in Item 1, the Renewable Fuels Standard (“RFS”) established by the Energy Policy Act of 2005 mandates that fuel refiners use a certain minimum amount of ethanol and biodiesel. While the RFS may not have an immediate impact on the ethanol market since current national ethanol production capacity exceeds the 2006 RFS requirement of 4 billion gallons, it is possible that the increased RFS requirement of 7.5 billion gallons of renewable fuel by 2012 may help support the ethanol industry in the long-term.

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

Grain markets were somewhat unstable during much of 2004. During 2004, corn prices started the year at recent highs. However, after the record U.S. crop was harvested later in the year, corn prices moderated significantly and ended the year at relatively low levels. Corn prices remained moderate throughout 2005. Management expects corn prices to remain moderate to higher for the first half of 2006. However, after that corn prices will be largely dependent on the corn crop grown during the summer of 2006. A significant reduction in the quantity of corn harvested could result in increased corn costs which would increase the Company’s cost to produce ethanol. See section entitled “Risk Factors” above.

Utilities

Changes in the cost of utilities may also have a material impact on the profitability of the Company. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. Increases in the price of natural gas would harm Husker Ag’s business by increasing its energy costs. During 2004 and 2005, the price of natural gas was above its historical average, increasing the cost to the Company to produce ethanol. While natural gas prices have historically fluctuated significantly, Husker Ag expects that natural gas prices will remain high throughout the remainder of 2006, especially in the winter months.

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

Liquidity and Capital Resources

The Company’s liquidity and capital resources will be affected in the short-term by its planned plant expansion which is discussed in detail above. See “General Developments” above under Item 1 of this Form 10-K for further discussion on this proposed expansion.

As of December 31, 2005, the Company had current assets of approximately $8.6 million, including cash and cash equivalents of approximately $5.1 million and the Company had total assets of approximately $40 million. As of December 31, 2005, the Company had current liabilities totaling approximately $4.2 million. As of December 31, 2005, the Company’s ratio of current assets to current liabilities was 2.06 to one, compared to 2.09 to one as of December 31, 2004.

As of December 31, 2005, the Company had total members’ equity of approximately $24.6 million, or $1,607.19 per unit. This represents an increase of 14.9% when compared to total members’ equity of approximately $21.4 million, or $1,398.33 per unit as of December 31, 2004. Total members’ equity was approximately $18.5 million, or $1,210.63 per unit as of December 31, 2003. Members’ equity increased by $3,199,337 during 2005 due to net income for the period in the amount of $10,092,437 offset by distributions declared in the amount of $6,893,100.

Cash Flow from Operating Activities. During the year ended December 31, 2005, the Company generated cash flow from operations of approximately $12.4 million, consisting, among several other material items, of net income from operations before depreciation and amortization in the amount of approximately $12.3 million. The operating activities of Husker Ag for the year ended December 31, 2004, generated approximately $15.2 million of net cash flow, which primarily included net income from operations before depreciation and amortization of approximately $12 million.

Cash Flow from Investing Activities. During the year ended December 31, 2005, net cash used for investing activities totaled approximately $3.5 million which included $805,000 to purchase property and equipment, $1,500,000 payment on the purchase of an interest in an equity method investee (Val-E Ethanol, LLC), and $1.5 million to purchase certificates of deposit. This was offset by $9,000 received from the sale of equipment and a $345,000 sales tax refund on equipment. This use of cash in 2005 for investing activities compares to approximately $651,000 of cash used for investing activities for the year ended December 31, 2004, all of which was used to purchase property and equipment.

Cash Flow from Financing Activities. Cash used for financing activities for the year ended December 31, 2005, totaled approximately $15.5 million, consisting of distributions paid to members ($8,424,900) and net payments on long-term debt including debt origination costs ($17,071,604). As discussed in detail below, these payments were offset by a loan to the Company in the amount of $10,000,000. This compares to the cash used for financing activities for the year ended December 31, 2004, in the amount of approximately $11.8 million, consisting primarily of distributions paid to members ($7,659,000) and payments on the construction loan and other long-term debt including debt origination costs ($4,168,550).

Primary Company Debt. Prior to February 23, 2005, the senior and primary lender for Husker Ag was Stearns Bank, N.A., St. Cloud, Minnesota (“Stearns Bank”). The Company financed the construction of its ethanol plant through Stearns Bank. From October 3, 2002 through December 31, 2003, the Company borrowed a total of $19,827,860 from Stearns Bank under its construction loan. On January 20, 2004, the Company converted its construction loan into three permanent loans. In June 2004, the Company paid off the smallest of the three loans (original principal amount of $1,505,900).

On February 22, 2005, the Company signed a Commercial Loan Agreement with Union Bank and Trust Company, Lincoln, Nebraska (“Union Bank”) and Midwest Bank National Association, Plainview, Nebraska (“Midwest Bank”), whereby Union Bank and Midwest Bank agreed to loan Husker Ag the funds necessary to refinance the Company’s outstanding obligations with Stearns Bank and to provide the Company with a revolving line of credit. On February 23, 2005, Husker Ag used the proceeds from its new loan with Union Bank, along with approximately $5.8 million of its cash reserves, to pay off its obligation to Stearns Bank in full. The total payoff was approximately $15.8 million which included a prepayment penalty of approximately $310,000.

Union Bank and Midwest Bank made the following loans to Husker Ag on February 23, 2005, pursuant to the Commercial Loan Agreement and the resultant promissory notes (collectively the “New Loans”):

1. Union Bank – single advance term loan in the amount of $10,000,000. This term note is amortized over a seven year period with a final maturity on February 22, 2012. This note is payable in equal monthly installments of $119,050 plus interest. The interest rate on this note is fixed at 6.20% for the first five years. Thereafter, the interest rate will be the then 2-year Treasury Constant Maturity Rate plus 3.00%.

2. Midwest Bank – multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit and principal is due annually. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted monthly (the WSJ Prime Rate was 7.50% at March 1, 2006, with a resultant interest rate of 8.25% through March 31, , 2006). Husker Ag intends to utilize this line of credit when needed for operating purposes. On February 22, 2006, the Company executed an Extension Agreement with Midwest Bank, whereby Midwest Bank agreed to extend the Company’s revolving line of credit until April 30, 2006. Other than this extension, there were no changes to the material terms and conditions of the revolving line of credit. As of March 29, 2006, the Company had not borrowed any money from Midwest Bank pursuant to this line of credit.

The New Loans are secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles. The Commercial Loan Agreement also required Husker Ag to pay loan fees and related expenses of $39,656. The term loan with Union Bank is subject to a 3% prepayment penalty if it is refinanced with another lender. Otherwise, the Company may pay off either or both of the New Loans without penalty.

Loan for Investment in Val-E, Ethanol, LLC. On December 28, 2005, Husker Ag executed a new Commercial Loan Agreement and related promissory note with Union Bank and Trust Company for a single advance term loan in the amount of $4,500,000 (the “Val-E Loan”). This Val-E Loan provided Husker Ag the funds necessary to purchase a 24.1% equity interest in Val-E Ethanol, LLC. See “General Developments” above under Item 1 of this Form 10-K for further discussion on this investment. The proceeds from the Val-E Loan were wired to Husker Ag on or about January 4, 2006. This term note is amortized over a sixty (60) month period commencing February 4, 2006, with a final maturity date of January 4, 2011. The interest rate is fixed at 6.85% per year for the term of the note. On January 31, 2006, Husker Ag used the proceeds from this term loan for the balance of its purchase of its membership interest in Val-E Ethanol, LLC; the Company had also paid $1,500,000 of its own cash for this investment.

This Val-E Loan is secured by Husker Ag’s real estate and plant as well as all accounts receivable, inventory, equipment, fixtures, and personal property and general intangibles pursuant to a pre-existing Security Agreement and Deed of Trust dated February 22, 2005. The Val-E Loan is subject to a 3% prepayment penalty if it is refinanced with another lender. Otherwise, Husker Ag may pay off the loan without penalty. The Commercial Loan Agreement for the Val-E Loan imposes a number of covenants, which currently are imposed by pre-existing loan agreements, and which are discussed below.

Loan Covenants. Both the original Commercial Loan Agreement and the Commercial Loan Agreement for the Val-E Loan require lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from both Union Bank and Midwest Bank for any capital improvements in excess of $1,050,000. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (ratio is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

The future annual maturities of all long-term debt not including the subscription payable of Husker Ag by fiscal year are as follows (as of December 31, 2005):

2006:	$1,459,466
2007:	$1,460,764
2008:	$1,462,117
2009:	$1,463,527
2010:	$1,464,996
2011 and thereafter: $1,764,329

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

Off-Balance Sheet Arrangements

At December 31, 2005, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 3 and 5 to the Company’s audited financial statements.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2005:

Payments Due By Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-Term debt, including current maturities(1)	$9,075,199	$1,459,466	$2,922,881	$2,928,523	$1,764,329
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
TOTALS	$9,075,199	$1,459,466	$2,922,881	$2,928,523	$1,764,329

(1)	– These amounts do not include the amount due under the Company’s Subscription Agreement dated December 28, 2005 to purchase a 24.1% interest in Val-E Ethanol, LLC. See discussion above under Liquidity and Capital Resources for additional information regarding this Subscription Agreement.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company’s balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process (a “cash flow hedge”). The Company formally documents relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of income when the related corn purchased is recognized in cost of sales.

Currently, option and futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in the market value of option and futures contracts are recorded on the income statement in gain/loss on option and futures contracts.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain market risks are inherent in the ethanol business with respect to commodity prices, from both an input (corn, natural gas, etc.) and output (ethanol and distillers grain) perspective. The Company is also exposed to market risk from changes in interest rates.

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Options and Futures Contracts – Hedging” above under Item 1 of this Form 10-K, as well as Note 7 to the Company’s financial statements included below under Item 8 of this Form 10-K).

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

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at December 31, 2005, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $100,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of December 31, 2005, the fair value of the Company’s derivative instruments for corn, natural gas and unleaded gas is a net asset in the amount of $140,403. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage corn price risk, the Company’s hedging strategy is generally designed to establish a price ceiling and floor for its corn purchases. The upper limit of loss on the Company’s futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on the Company’s exchange traded and over-the-counter option contracts is limited to the amount of the premium that the Company paid for the options.

The Company estimates that its expected corn usage is approximately nine million bushels per year for the production of approximately 25 million gallons of ethanol. As of December 31, 2005, Husker Ag had cash, futures, and option contract price protection in place for approximately 46% of the Company’s expected corn usage through September 2006; and as of December 31, 2005, Husker Ag also had approximately 32% of its expected corn usage protected by cash purchase contracts through January 2007. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk, as of December 31, 2005, Husker Ag has 100% of its expected natural gas needs through March 31, 2006 purchased through the Cornerstone management procurement fund.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of December 31, 2005, the Company had forward contracts in place for the sale of approximately 21,579,000 gallons of ethanol with prices ranging from $1.20 to $2.10 per gallon to be delivered through December 2006. Husker Ag may continue to sell ethanol into 2007 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” above for additional information regarding this price risk.

In addition, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. See “Options and Futures

Contracts – Hedging” above under Item 1 of this Form 10-K, as well as “Loss on Option and Futures Contracts” under “Results of Operations for the years ended December 31, 2005 and 2004” above under Item 7 of this Form 10-K for further discussion on the Company’s gas-plus contracts.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of December 31, 2005, Husker Ag has approximately $7.7 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on this debt is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Company’s revolving line of credit, which has not been used as of March 29, 2006, is with Midwest Bank National Association, and carries a variable rate of interest equal to the Wall Street Journal Prime Rate plus 0.75% adjusted monthly. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above under Item 7 of Form 10-K for additional information regarding the Company’s debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Husker Ag, LLC

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Members

Husker Ag, LLC

Plainview, Nebraska

We have audited the accompanying balance sheets of Husker Ag, LLC as of December 31, 2005 and 2004, and the related statements of income, members’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Lincoln, Nebraska

February 1, 2006

See Notes to Financial Statements

Husker Ag, LLC

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Current Assets
Cash	$124,781	$2,406,010
Restricted cash	370,320	393,060
Repurchase agreement	4,632,681	8,894,027

Total cash and cash equivalents	5,127,782	11,693,097

Certificates of deposit	1,525,589	—
Accounts receivable
Trade	754,530	398,651
Incentives	—	74,651
Inventories	753,403	1,671,610
Margin account	201,427	249,755
Option and futures contracts	6,081	77,813
Prepaid expenses	276,556	299,138

Total current assets	8,645,368	14,464,715

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,825,884	30,488,254
Other equipment	473,484	418,779
Office building	215,673	215,673
Vehicles	35,523	22,200

	31,634,882	31,229,224
Less accumulated depreciation	6,144,431	3,963,275

	25,490,451	27,265,949

Investment in Affiliate	5,974,638	—

Other Assets
Debt origination costs, net of accumulated amortization; December 31, 2005 - $4,858 and 2004 - $128,838	34,798	576,742

	$40,145,255	$42,307,406

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$1,374,429	$1,910,726
Current maturities of long-term debt	1,459,466	2,141,171
Subscription payable	786,312	—
Option and futures contracts	67,105	259,025
Accrued property taxes	313,514	368,294
Accrued expenses	196,005	172,271
Deferred revenue	—	538,477
Distributions payable	—	1,531,800

Total current liabilities	4,196,831	6,921,764

Long-term Debt	7,615,733	13,965,976

Subscription Payable	3,713,688	—

Members’ Equity – 15,318 Units	24,619,003	21,419,666

	$40,145,255	$42,307,406

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net Sales
Ethanol sales	$38,319,167	$35,446,018	$22,160,427
Distillers grain sales	6,100,110	7,325,651	4,807,870
Energy production credits	2,805,191	5,013,391	7,368,737

	47,224,468	47,785,060	34,337,034

Cost of Sales	29,775,868	29,033,578	19,482,627
Cost of Sales-Related Parties	2,916,522	5,157,214	5,232,691
Gain (Loss) on Option and Futures Contracts	(1,807,964)	(1,612,429)	159,238

Gross Profit	12,724,114	11,981,839	9,780,954
Selling, General and Administrative Expenses	2,266,188	1,571,628	1,098,188

Income from Operations	10,457,926	10,410,211	8,682,766

Other Income (Expense)
Other income	118,205	240,520	16,354
Interest expense	(668,533)	(1,010,846)	(724,001)
Interest income	210,201	128,462	21,024

	(340,127)	(641,864)	(686,623)

Income before Equity in Net Loss of Affiliate	10,117,799	9,768,347	7,996,143
Equity in Net Loss of Affiliate	(25,362)	—	—

Net Income	$10,092,437	$9,768,347	$7,996,143

Basic and Diluted Earnings Per Membership Unit	$658.86	$637.70	$522.01

Weighted Average Units Outstanding	15,318	15,318	15,318

See Notes to Financial Statements

Husker Ag, LLC

Statements of Members’ Equity

Years Ended December 31, 2005, 2004 and 2003

	Membership Units		Accumulated Earnings (Deficit)	Members’ Equity
	Number	Amount
Balance, January 1, 2003	15,318	$14,531,162	$(1,683,917)	$12,847,245
Distributions paid for state taxes of out-of-state members	—	—	(1,269)	(1,269)
Distributions declared, $150 per membership unit	—	—	(2,297,700)	(2,297,700)
Net income	—	—	7,996,143	7,996,143

Balance, December 31, 2003	15,318	14,531,162	4,013,257	18,544,419
Distributions declared, $450 per membership unit	—	—	(6,893,100)	(6,893,100)
Net income	—	—	9,768,347	9,768,347

Balance, December 31, 2004	15,318	14,531,162	6,888,504	21,419,666
Distributions declared, $450 per membership unit	—	—	(6,893,100)	(6,893,100)
Net income	—	—	10,092,437	10,092,437

Balance, December 31, 2005	15,318	$14,531,162	$10,087,841	$24,619,003

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating Activities
Net income	$10,092,437	$9,768,347	$7,996,143
Items not requiring (providing) cash
Depreciation and amortization expense	2,245,772	2,270,429	1,818,561
Write-off of debt origination costs	562,442	—	—
Gain on sale of property and equipment	(819)	—	—
Equity in net loss of affiliate	25,362	—	—
Unrealized loss (gain) on option and futures contracts	(120,188)	393,175	(896,988)
Changes in
Accounts receivable	(281,228)	1,647,417	(2,120,719)
Inventories	918,207	(779,402)	(892,208)
Margin account	48,328	185,447	(113,252)
Prepaid expenses	22,582	(80,472)	(196,821)
Accounts payable and accrued expenses	(567,343)	1,221,629	1,092,173
Deferred revenue	(538,477)	538,477	—

Net cash provided by operating activities	12,407,075	15,165,047	6,686,889

Investing Activities
Purchase of certificates of deposit	(1,525,589)	—	—
Proceeds from sale of property and equipment	9,000	—	—
Proceeds from sales tax refund on equipment	345,218	—	—
Payment for purchase of investment in affiliate	(1,500,000)	—	—
Purchases of property and equipment	(804,515)	(651,001)	(7,115,167)

Net cash used in investing activities	(3,475,886)	(651,001)	(7,115,167)

Financing Activities
Issuance of long-term debt	10,000,000	—	—
Advances on construction loan	—	—	9,635,745
Payments on construction loan	—	(152,643)	(494,717)
Payments on long-term debt	(17,031,948)	(3,755,413)	(11,200)
Payment of debt origination costs	(39,656)	(260,494)	—
Distributions paid	(8,424,900)	(7,659,000)	(1,269)

Net cash provided by (used in) financing activities	(15,496,504)	(11,827,550)	9,128,559

Increase (Decrease) in Cash and Cash Equivalents	(6,565,315)	2,686,496	8,700,281

Cash and Cash Equivalents, Beginning of Year	11,693,097	9,006,601	306,320

Cash and Cash Equivalents, End of Year	$5,127,782	$11,693,097	$9,006,601

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows - Continued

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Supplemental Cash Flows Information
Net decrease in accounts payable incurred for site development and construction in progress	$—	$(100,000)	$(1,428,120)
Long-term debt incurred for plant buildings and equipment	$—	$—	$693,260
Interest paid (net of amount capitalized)	$683,613	$982,142	$724,001
Distributions payable	$—	$1,531,800	$2,297,700
Subscription payable for investment in affiliate	$4,500,000	$—	$—
Construction loan payable refinanced to long-term debt	$—	$—	$19,180,500

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 24 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 50% of trade accounts receivable as of December 31, 2005 and 2004. Substantially all ethanol sales are made to one broker.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents consisted primarily of a retail repurchase agreement and mutual fund.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at December 31, 2005 and 2004, the Company’s cash and certificate of deposit balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required by a bank to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in a retail repurchase agreement at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of December 31, 2005 and 2004, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Accounts that are unpaid after 30 days bear interest at 18%. Accounts past due more than 120 days are considered delinquent. Interest ceases to accrue on delinquent accounts and does not resume until the account is no longer classified as delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at December 31:

	2005	2004
Raw materials, enzymes and additives	$375,082	$412,634
Work-in-progress	155,913	167,307
Finished goods	222,408	1,091,669

	$753,403	$1,671,610

Debt Origination Costs

On January 20, 2004 the Company refinanced its construction loan requiring the payment of loan origination costs and other fees, including a UDSA guarantee fee, totaling $260,494. On February 23, 2005 the Company refinanced its long-term debt requiring loan origination costs totaling $39,656 to be capitalized and unamortized costs totaling $562,442 related to the repaid debt to be written off as of that date. The remaining debt origination costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs, net of accumulated amortization, amounted to $34,798 and $576,742 at December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2004, and 2003 was $19,157, $95,456, and $33,382 respectively.

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

Investment in Affiliate

The investment in a 24.1% owned affiliate is stated at cost less equity in the affiliate’s net loss since acquisition (see Note 4).

Revenue Recognition

Revenue from the sale of the Company’s products is recognized when products are shipped to customers and title passes. The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has produced the ethanol and completed all the requirements of the applicable incentive program.

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which ranges from 3 to 30 years. Annual depreciation is primarily computed using the straight-line method.

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

The Company capitalized interest costs as a component of construction in progress, based on the weighted-average rates paid for short-term borrowing. Total interest incurred each year was:

	2005	2004	2003
Interest costs capitalized	$—	$—	$117,551
Interest costs charged to expense	668,533	1,010,846	724,001

Total interest incurred	$668,533	$1,010,846	$841,552

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

There are significant transfer restrictions on transferability of membership units. The Company’s Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Company Act and regulations of the Internal Revenue Service (IRS) significantly restrict the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company’s Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations. Members are not personally liable for any debts or losses of the Company beyond their respective capital contribution.

The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a “publicly traded partnership.” Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Note 3: Commitments and Related Parties

On August 29, 2002, the Company entered into a natural gas distribution agreement under which the distributor has agreed to transport a minimum of 35 million therms of natural gas at a fixed price over a five-year initial term expiring in February 2008. The agreement is renewable at the end of the initial term for an additional five-year period.

On June 1, 2005, the Company renewed an ethanol marketing agreement with Eco-Energy, Inc. to market ethanol for an agreed-upon fee, which includes the cost of the rail shipment. Eco-

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 3: Commitments and Related Parties - Continued

Energy, Inc. also collects the sales amount from the ultimate customers and remits the net sales price to the Company within three business days after the sale. The marketing agreement expires September 30, 2006.

At December 31, 2005, the Company had entered into agreements to purchase 3,104,024 bushels of corn at an average price of $2.02 per bushel to be delivered between January 2006 and July 2007. Forty-five contracts totaling 610,376 bushels are with related parties.

At December 31, 2005, the Company had contracts for the sale of approximately 19,897,000 gallons of ethanol with prices ranging from $1.20 to $2.10 per gallon and 1,682,000 gallons at variable prices to be delivered in 2006.

The Company has committed to purchase various equipment related to a beer well expansion. The cost of the expansion is estimated to range from $1,000,000 to $1,500,000.

Note 4: Investment in Affiliate

On December 28, 2005, the Company purchased a 24.1% ownership interest in Val-E Ethanol, LLC, a development stage company for $6,000,000. The investment is recorded at an amount equal to the Company’s equity in Val-E Ethanol, LLC’s net assets as of the acquisition date less the Company’s equity in its affiliate’s net losses from the acquisition date. Financial position and results of operations of the affiliate are summarized below:

2005
Current assets	$4,932,310
Property and other long-term assets	1,007,264

Total assets	5,939,575
Current liabilities	258,250

Net assets	$5,681,325

Net sales	$—

Net loss	$105,238

Subscriptions receivable have not been recorded by Val-E Ethanol, LLC for membership units sold but for which no payments have yet been received. Upon receipt of the subscriptions, net assets will increase by approximately $19,113,000.

Note 5: Long-term Debt

On January 20, 2004 the Company converted its construction loan into permanent financing. As part of the conversion, the Company made a principal payment in the amount of $152,643 and entered into three term loans, two of which were outstanding at December 31, 2004. Terms of the notes are described below and the notes were paid in full in February 2005.

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 5: Long-term Debt - Continued

On February 23, 2005, the Company refinanced its term loans with Union Bank and Trust Company. As a part of the refinancing, the Company made an additional principal payment in the amount of $5,793,445, paid a pre-payment penalty of $309,616 and entered into a $10,000,000 term loan, $8,809,500 of which remains outstanding at December 31, 2005. The term loan and a line of credit are subject to certain restrictive covenants, which among other things require prior lender approval for distributions above 35% of current year net income and the maintenance of minimum levels of tangible net worth, working capital and debt coverage and restricts the annual amount of capital improvements. At December 31, 2005 the Company received a waiver of noncompliance with the distribution limitation covenant.

On December 28, 2005, a subscription agreement in the amount of $6,000,000 for the purchase of a 24.1% interest in Val-E Ethanol, LLC was accepted (see Note 4). As a result, a 25% installment payment of $1,500,000 was made on December 29, 2005. In order to fund the remaining amount due under the subscription agreement, the Company entered into a note payable with Union Bank and Trust Company for $4,500,000 of long-term debt. The note was signed December 28, 2005; however, no advance was made on the note until January 4, 2006.

The note bears interest at 6.85% and is payable in monthly installments of principal and interest of $89,497. The note is collateralized by substantially all assets of the Company and a first deed of trust on real property. The subscription payable on the balance sheet reflects the current and long-term portions of the note.

Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005	2004
Note payable to Stearns Bank due in monthly installments of principal and interest of $125,633. The note accrued interest at a variable rate of Wall Street Journal Prime plus 1.25% (6.0% at December 31, 2004), adjusted quarterly. The note was collateralized by substantially all assets of the Company, a first deed of trust on real property and a 70% USDA guarantee. The note was paid in full in February 2005.	$—	$7,905,914
Note payable to Stearns Bank due in monthly installments of principal and interest of $125,633. The note accrued interest at a variable rate of Wall Street Journal Prime plus 1.25% (6.0% at December 31, 2004), adjusted quarterly. The note was collateralized by substantially all assets of the Company and a first deed of trust on real property. The note was paid in full in February 2005.	—	7,905,914
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	8,809,500	—

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 5: Long-term Debt - Continued

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,320 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	265,699	295,319

Total long-term debt	9,075,199	16,107,147
Less current maturities	1,459,466	2,141,171

	$7,615,733	$13,965,976

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring February 22, 2006. At December 31, 2005 and 2004, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at 8.25% through April 1, 2005 and at a variable interest rate of Wall Street Journal Prime plus 0.75% thereafter. Interest is payable monthly.

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 7, 2006, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Future annual maturities of long-term debt and the subscription payable as of December 31, 2005 are as follows:

Year Ending December 31,	Long-Term Debt	Subscription Payable
2006	$1,459,466	$786,312
2007	1,460,764	842,695
2008	1,462,117	902,556
2009	1,463,527	967,838
2010	1,464,996	1,000,599
Thereafter	1,764,329	—

	$9,075,199	$4,500,000

Note 6: Retirement Plan

On January 12, 2004, the Company implemented a retirement plan covering substantially all employees. The Company matches employee contributions up to a maximum of 3% of employee compensation. Company contributions to the plan were $45,682 and $37,322 for the years ended December 31, 2005 and 2004 respectively.

Note 7: Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 7: Derivative Instruments - Continued

exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes.

The option and futures contracts presented on the December 31, 2005 and 2004 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”).

In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income or loss.

Gains and losses that are realized will be recognized in the statement of income when the related corn and natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Currently, option and futures contracts on corn and natural gas purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in market value of option and futures contracts are recorded on the statements of income in gain/loss on option and futures contracts.

Note 8: Related Party Transactions

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the years ended December 31 are approximately as follows:

	2005	2004
Balance Sheets
Accounts receivable	$52,000	$34,000
Accounts payable	174,000	345,000

	2005	2004	2003
Statements of Income
Distillers grain sales	$790,000	$1,028,000	$1,307,000
Corn purchases	2,917,000	5,157,000	5,233,000

Note 9: Disclosure Regarding Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 9: Disclosure Regarding Fair Value of Financial Instruments - Continued

value amounts may not necessarily represent the underlying fair value of the Company. The Company’s financial instruments are comprised of cash and cash equivalents, certificates of deposit, commodity margin accounts, accounts receivable, accounts payable, option and futures contracts and long-term debt. At December 31, 2005 the carrying value of long-term debt exceeds its fair value by approximately $185,000. The fair value of the remaining 2005 financial instruments and all 2004 financial instruments approximate the amounts recorded in the Company’s financial statements due primarily to their short-term nature or variable interest rate terms.

Note 10: Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned annually under this program for the years ended December 31, 2005, 2004 and 2003 were $2,812,500.

The Company is also participating in a federal production credit program. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. As of December 31, 2004, accounts receivable related to this program were approximately $75,000. Credits earned were approximately $2,201,000 and $4,556,000 for the years ended December 31 2004 and 2003, respectively. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program was realized within the first 12 months of operations. As a result, substantially no credits were earned during the year ended December 31, 2005.

Credits earned under the aforementioned state and federal energy production programs are included in net sales in the accompanying statements of income.

Note 11: Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, Midwest Bank, N.A. (the Bank) has transferred such securities to a third party custodian. The custodian is the Company’s agent for the purposes of possessing and perfecting the Company’s security interest in said securities at December 31, 2005. To the extent that the market value of the securities used as collateral falls below the outstanding amount of repurchase obligation, the Company may become an unsecured creditor of the Bank. The market value of securities pledged as collateral exceeds the carrying amount of the repurchase agreement and the agreement has a weighted average maturity of one day as of December 31, 2005.

Note 12: Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges or water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilities arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities. The Company continues to operate under an amended construction air permit. Emission test results are currently under review by Nebraska DEQ for consideration of an operating air permit.

Note 13: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” The Statement generally provides that the cost of share-

Husker Ag, LLC

Notes to Financial Statements

December 31, 2005, 2004 and 2003

Note 13: Recent Accounting Pronouncements - Continued

based payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company does not have any outstanding options at December 31, 2005 or 2004. With respect to any future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning January 1, 2006.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. Opinion No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule. The Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005.

The implementation of these pronouncements is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

Supplementary Financial Information

Quarterly Information (unaudited)

The following is an unaudited summary of the Company’s quarterly operating results for the years ended December 31, 2005 and 2004:

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2005
Net Sales	$10,817,630	$12,678,945	$13,261,297	$10,466,596
Gross Profit	2,502,875	4,026,121	3,308,100	2,887,018
Net Income	1,203,072	3,504,167	2,945,136	2,440,062
Net income per unit – basic and diluted	$78.54	$228.76	$192.27	$159.29

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2004
Net Sales	$13,313,299	$11,313,108	$12,298,481	$10,860,172
Gross Profit	7,220,862	210,495	1,789,261	2,761,221
Net Income (loss)	6,567,301	(509,900)	1,429,132	2,281,814
Net income (loss) per unit – basic and diluted	$428.73	$(33.29)	$93.30	$148.96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report. Our Principal Executive Officer and Principal Financial Officer concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls: During the Company’s fourth fiscal quarter ended December 31, 2005, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2005, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III

Certain information required by Part III is omitted from this report on Form 10-K in that the Company will file a definitive proxy statement pursuant to Regulation 14A (“Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements – An index to the Company’s financial statements is located above on page 33 of this report. The financial statements appear on page 34 through page 48 of this report.

(2) Financial Statement Schedules – The Company’s unaudited quarterly financial information is located on page 49 above under Item 8 – Supplementary Financial Information. All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information shown in the financial statements or notes thereto.

(3) Exhibits – The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

HUSKER AG, LLC

Date: March 29, 2006.	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 29, 2006.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Fredrick J. Knievel Fredrick J. Knievel	Chairman of the Board, President, Director	March 29, 2006

/s/ Mike Kinney Mike Kinney	Vice Chairman, Vice President, Director	March 29, 2006

/s/ Robert E. Brummels Robert E. Brummels	Treasurer and Director	March 29, 2006

/s/ Kristine Wacker Kristine Wacker	Controller, Principal Accounting Officer	March 29, 2006

/s/ Leonard Wostrel Leonard Wostrel	Secretary and Director	March 29, 2006

/s/ Ronald Fick Ronald Fick	Director	March 29, 2006

Signature	Capacity	Date

/s/ Kent Friedrich Kent Friedrich	Director	March 29, 2006

/s/ Stanley Gyberg Stanley Gyberg	Director	March 29, 2006

/s/ James Hall James Hall	Director	March 29, 2006

/s/ Gary Kuester Gary Kuester	Director	March 29, 2006

/s/ J. Alex Thramer J. Alex Thramer	Director	March 29, 2006

/s/ David Stearns David Stearns	Director	March 29, 2006

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11	Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005.

10.1	Agreement with the Nebraska Department of Agriculture	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.2	Contract Labor Agreement with Allen Sievertsen	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.3	Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.4	Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.5	Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.6	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57748)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.7	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57749)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.8	Promissory Note, dated January 20, 2004 to Stearns Bank, National Association (Loan No. 57750)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.9	Business Loan Agreement, dated January 20, 2004 with Stearns Bank, National Association	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.10	Commercial Loan Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.11	Promissory Note dated February 22, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.12	Promissory Note dated February 22, 2005 to Midwest Bank for a revolving line of credit	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.13	Commercial Security Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

Exhibit Number	Description	Method of Filing

10.14	Real Estate Deed of Trust dated February 22, 2005 in favor of Union Bank and Midwest Bank	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.15	Agreement dated March 24, 2003, between the Company and Rite Way Oil & Gas Co., Inc.*	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2004, filed on March 31, 2005.

10.16	Ethanol Production Credit Agreement dated September 5, 2001, between the Company and the State of Nebraska	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2004, filed on March 31, 2005.

10.17	Risk Management and Ethanol Marketing Contract dated May 31, 2005, by and among the Company, FCStone, LLC, and Eco-Energy, Inc.*	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2005 filed on August 15, 2005.

10.18	Subscription Agreement dated December 28, 2005, with Val-E Ethanol, LLC	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.19	Commercial Loan Agreement with Union Bank, dated December 28, 2005	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.20	Promissory Note dated December 28, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.21	Extension Agreement dated February 22, 2006 with Midwest Bank, N.A.	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2006.

14.1	Husker Ag, LLC Code of Ethics for Principal Executive and Senior Financial Officers adopted by the Board of Directors on March 26, 2004	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

99.1	Company’s Trading System Rules and Procedures approved by the Board of Directors on January 22, 2005 and amended as of August 31, 2005	Incorporated by reference to the Company’s Form 8-K filed on August 30, 2005.

31(i).1	Certification of Principal Executive Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

31(i).2	Certification of Principal Financial Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

32.1	Section 1350 Certifications, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

*	- Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.