Form 10-K/A
period 2005-12-31
HUSKER AG  LLC
filed 2006-04-28
CIK 1133555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Husker Ag, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Part III, Items 10, 11, 12, 13, and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Report”). This Amendment No. 1 includes the information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In connection with the filing of this Amendment No. 1, the Company also is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer.

For convenience and ease of reference, this Amendment No. 1 sets forth the Annual Report on Form 10-K in its entirety with the applicable changes. This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2005, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Husker Ag and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position	Year First Became Director	Director Term Expires
Fredrick J. Knievel	64	Class III Director, Chairman of the Board and President	2000	2007
Mike Kinney	48	Class II Director, Vice Chairman of the Board and Vice President	2000	2006
Leonard Wostrel	67	Class III Director, Secretary	2004	2007
Robert E. Brummels	55	Class I Director, Treasurer	2004	2008
Stanley Gyberg	62	Class II Director	2003	2006
J. Alex Thramer	77	Class II Director	2000	2006
David Kolsrud [1]	57	Class II Director	2002	2006
Gary Kuester	60	Class III Director	2000	2007
David Stearns	58	Class III Director	2004	2007
Ronald A. Fick	51	Class I Director	2002	2008
Kent A. Friedrich	43	Class I Director	2005	2008
James Hall	61	Class I Director	2001	2008
O. Wayne Mitchell	47	Class I Director	2001	2008
Gerald Winter [1]	68	Class II Nominee	—	—

1-	David A. Kolsrud, a current Class II director, elected not to seek re-election for his Class II director seat. At its meeting held April 4, 2006, the Company’s Nominating Committee nominated Mr. Winter for election at the 2006 Annual Meeting of Members as a Class II director.

Fredrick J. Knievel is the President and co-owner of Knievel Farms, Inc. which is a farming operation located near Clearwater, Nebraska engaged in the production of corn, soybeans, hay and cattle. Mr. Knievel has been associated with Knievel Farms, Inc. since 1978. Mr. Knievel has served as Chairman of the Board and President of Husker Ag since June 2004.

Mike Kinney has been employed by Kinney, Inc., which is a family farm corporation located near Elgin, Nebraska since 1974. He is currently serving as Vice President of Kinney, Inc. Mr. Kinney is also a partner in Kinney Bros., a farming operation. Mr. Kinney has served as Vice Chairman of the Board and Vice President of Husker Ag since June 2004.

Leonard Wostrel is a resident of Creighton, Nebraska, where he currently farms 1500 acres raising corn and soybeans in Pierce, Knox and Antelope Counties. Mr. Wostrel has been in the farming business for over 40 years. Mr. Wostrel is very interested in renewable fuels and has taken two trips with the

Business Advisory Council to Washington, D.C. to lobby for renewable fuel legislation. Mr. Wostrel has served as Secretary of Husker Ag since June 2004.

Robert E. Brummels, of Coleridge, Nebraska, is a lifelong resident of Cedar County, Nebraska. He and his wife currently operate a farm northeast of Coleridge where they raise corn, soybeans and alfalfa and own a cow-calf herd. Prior to his current farming operation, Mr. Brummels was in the dairy business from 1974 through 1986 and in the hog business from 1987 through 1998. In 1973 Mr. Brummels graduated from the University of Nebraska-Lincoln College of Agriculture with a Bachelor of Science degree in animal science. Mr. Brummels has served as Treasurer of Husker Ag since June 2004.

Stanley Gyberg is a self-employed farmer and has been actively engaged in farming for 38 years and currently operates an 800 acre farm with a corn and soybean rotation. Mr. Gyberg currently serves as a member of the Board of Directors of CORN-er Stone Farmers Co-op. Since 1980, Mr. Gyberg has served as the Clerk of the Kanaranzi Township. Mr. Gyberg is also currently the Chairman of the Southwest Minnesota Farmers Co-op Elevator, a full service grain, agronomy and feed cooperative with sales between $30-40 million per year. The Southwest Minnesota Farmers Co-op Elevator is located in Luverne, Minnesota and has over 500 members. Mr. Gyberg has served as a member of the Board of the Southwest Minnesota Farmers Co-op Elevator for 14 years and has served as the Chairman for the past 10 years. Mr. Gyberg has been married to his wife Irene for 40 years and they have 3 grown children.

J. Alex Thramer is self-employed in the irrigation sales and services industry by Thramer Irrigation located near Ewing, Nebraska which has been in operation for over 30 years.

David Kolsrud is the General Manager and a member of the Board of Directors of CORN-er Stone Farmers Cooperative, which was formed in 1995 and served as Chairman until 2000. Mr. Kolsrud also continues to work as a self-employed farmer, an occupation he has had since 1973. He also serves as Chairman of the Valley Springs Farmers Cooperative, a farm supply co-op in Valley Springs, South Dakota. He has served on that Valley Springs Board for 15 years and has served as Chairman for the past 12 years. Mr. Kolsrud formerly served as the Chairman of the Minnesota Coalition for Ethanol. He also served on the Board of Governors of AGRI-Energy, LLC (a 12 million gallon a year ethanol plant in Luverne, Minnesota). He has served on the AGRI-Energy Board since 1997 and served as its Vice President until 1999.

Gary Kuester is the owner of Kuester Hay, a company that buys and sells alfalfa and grass hay located near Stanton, Nebraska. Kuester Hay has been in business since 1979. Mr. Kuester has been involved in ethanol production for many years through a small ethanol production facility located on his family farm and has been licensed to produce ethanol since 1992.

David Stearns currently resides in Luverne, Minnesota, where he was born and raised. Mr. Stearns has been employed as a DDG Marketer with Agri-Energy, L.P. a 12-million gallon per year ethanol plant located in Luverne, Minnesota, since August 1998. Mr. Stearns’ duties with Agri-Energy, L.P. include the selling and scheduling of sales of distiller grains, and management of the scale office for all inbound and outbound commodities.

Ronald A. Fick, of Luverne, Minnesota, is self-employed and has operated a corn and soybean grain farming operation (Harvest Farms) since 1973. He is also co-owner of a gravel and rock extraction business. Mr. Fick’s operations are located just to the southwest of Luverne, Minnesota. Mr. Fick served on the Sioux Valley Southwestern Electric Advisory Board for 11 years. He has served on the Rock County Fair Board of Directors for over 20 years, 3 years as President.

Kent A. Friedrich, of Plainview, Nebraska, has worked as an investment representative for an Edward Jones investment office in Norfolk, Nebraska, since 2002. From 2000 to 2002, Mr. Friedrich worked as an investment representative for Heritage Financial. He has previously served as an Associate Director for Battle Creek Farmers Co-op and on the nominating committee for Farm Credit Services. Mr. Friedrich and his wife Denise, along with their three children, have been lifelong residents of Plainview, Nebraska. Mr. Friedrich and his wife have also operated a farming operation for over 20 years in the Plainview area.

James Hall, of Sioux Falls, South Dakota, is currently a director of Agri-Energy, L.P. Mr. Hall has been a farmer for 42 years in Southeast South Dakota. Mr. Hall is also currently President of the Lincoln County Farm Bureau and the Lincoln County Soybean Association.

O. Wayne Mitchell, of Willmar, Minnesota, is currently Senior Vice President, Technology and Business Development for Fagen, Inc. and he has been employed by Fagen since June 2000. Fagen, Inc. is a design-build contractor specializing in the construction of ethanol plants. Prior to joining Fagen, he served as Process Team Leader from May 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and development. From March 1998 to June 2000, Mr. Mitchell was President and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry. Solid Rock Consulting, LLC is currently inactive. From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer. Prior to joining Micronutrients, from January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc. where he performed detailed process design and start-up of dry grind ethanol plants. From August 1991 to January 1993, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries. Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell serves on the Board of Directors of six ethanol plants, Badger State Ethanol, LLC, in Monroe, Wisconsin, Husker Ag, LLC, in Plainview, Nebraska, Platte Valley Fuel Ethanol, LLC in Central City, Nebraska, United Wisconsin Grain Producers, LLC in Friesland, Wisconsin, Western Wisconsin Energy, LLC in Boyceville, Wisconsin, and Bushmills Ethanol, LLC in Atwater, Minnesota. Both Badger State Ethanol, LLC, and United Wisconsin Grain Producers, LLC, are SEC registered companies. Mr. Mitchell also serves on the Board of US BioEnergy Corporation which has an ethanol plant under construction in Albert City, Iowa. Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.

Gerald Winter, Class II nominee, of Luverne, Minnesota, is a lifelong resident of Rock County, Minnesota. He and his family have been farming since 1960. He has served on numerous boards including as Chairman of the Rock County Rural Board and in the capacity of President of the congregation of his church. Mr. Winter has also been actively involved with Agri-Energy, L.L.C., of Luverne, Minnesota from the time of its inception.

All officers have been elected to serve until the next succeeding annual meeting and until their successors have been elected and qualified.

Management

The Company’s day to day affairs are managed by Seth Harder, General Manager and its executive officers who are appointed for one year terms, subject to oversight and supervision by its Board of Directors. In January, 2006, Seth Harder was appointed General Manager by the Board of Directors, replacing Allen H. Sievertsen, who resigned effective December 31, 2005. Executive officers of the Company, and other significant employees of the Company, are listed below:

Name and Age	Current Position and Business History
Fredrick Knievel (64)	Chairman of the Board and President since June 29, 2004.[1]

Mike Kinney (48)	Vice Chairman of the Board and Vice President since June 29, 2004.[2]

Leonard Wostrel (67)	Secretary of the Company since June 29, 2004.

Robert E. Brummels (55)	Treasurer of the Company since June 29, 2004.

Seth Harder (27)	General Manager since January 2006.[3]

1	- Fredrick Knievel was elected Chairman of the Board and President on June 29, 2004, replacing Gary Kuester who had been elected Chairman of the Board and President on March 24, 2003.

2	- Mike Kinney was elected Vice Chairman of the Board and Vice President on June 29, 2004, replacing former director Scott Carpenter who had been elected Vice Chairman of the Board and Vice President on March 24, 2003 when Gary Kuester was elected Chairman and President.

3	- Seth Harder was appointed as General Manager in January 2006, replacing Allen Sievertsen who left the Company on December 31, 2005.

Seth Harder, age 27, has been General Manager for Husker Ag since January 2006. Prior to this appointment, Mr. Harder served as the Company’s Plant Manager from September 2004 through December 2005. Prior to joining Husker Ag, Mr. Harder was an ethanol trainer and plant startup specialist from April 2004 through September 2004 for ICM, Inc. Mr. Harder was the Production Manager from November 2002 until April 2004 for Husker Ag. From December 2001 through November 2002, Mr. Harder managed a small ethanol plant for Kuester Ag, LLC, which is owned by Gary Kuester, member of the Board of Directors for Husker Ag.

Shaun Waldow, age 33, has been Plant Manager since January 2006. Prior to this position, Mr. Waldow had been Production Manager since May 2004, and he was an operator for the Company from January 2003 to May 2004. Prior to working for Husker Ag, Mr. Waldow worked as a farm and livestock manager for Warren Wortman from 1992 until January 2003.

Kristine Wacker, age 31, has been Husker Ag’s Controller since January 2006. Prior to this position, Ms. Wacker has worked as the Company’s plant accountant since June 2004. Prior to her work for Husker Ag, Ms. Wacker worked as an accountant and reimbursement analyst for Faith Regional Health Services, from April 1999 through June 2004. From December 1996 through April 1999, Ms. Wacker was a staff accountant for Auten, Sehi, Pruss and Beckmann, P.C.

Audit Committee

On January 8, 2002, Husker Ag adopted an Audit Committee Charter in compliance with Securities and Exchange Commission rules and established an audit committee. On November 12, 2004, Husker Ag amended the written charter of the Audit Committee and a copy of the Amended and Restated Audit Committee Charter is attached as an appendix to the Company’s 2005 Proxy Statement filed with the SEC on April 29, 2005. The Audit Committee reviews the services provided by the Company’s independent auditors, consults with the independent auditors and reviews the need for internal auditing procedures and the adequacy of internal controls. The Audit Committee currently consists of Robert E. Brummels, who serves as the chairman of the committee, Kent Friedrich, Gary Kuester and Fredrick J. Knievel. There are no Audit Committee financial experts on the Husker Ag Board and Audit Committee. There are a limited number of persons meeting the SEC requirements for an Audit Committee financial expert located in the Northeastern Nebraska communities in which the Company transacts business, or among investors in Husker Ag, who comprise the likely base for persons serving on the Husker Ag Board. The Nominating Committee of Husker Ag will consider whether any nominees may have such expertise in reviewing and recommending candidates for the Board of Directors.

The Company has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act and believes that the members of the Audit Committee are independent within the meaning of the listing standards of the National Association of Securities Dealers, the operators of The NASDAQ Stock Market. The Audit Committee held nine regularly scheduled or special meetings during the fiscal year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the Section 16(a) reports and amendments thereto furnished to the Company and on written representations that no Form 5 reports were required, the Company believes that during fiscal year 2005, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% members were complied with.

Code of Ethics

The Company’s Principal Executive Officer, Principal Financial Officer and principal accounting officer or other persons performing similar functions, including the General Manager, are required to comply with the Company’s Code of Ethics, adopted by the Company Board of Directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure that the Company’s business is conducted in a consistently legal and ethical manner. Concerns or complaints regarding ethical issues are treated on a confidential basis.

The Company will provide without charge to any person requesting a copy of its Code of Ethics. A written request for such report should be directed to Fredrick J. Knievel, Chairman of the Board and President, Husker Ag, LLC, 54048 Highway 20, Plainview, Nebraska 68769. The Company’s Code of Ethics was also filed as an Exhibit to the 2003 Form 10-KSB which was filed with the SEC on March 30, 2004, and which is available through the SEC’s web site (www.sec.gov).

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or payable by the Company during the past three fiscal years to the Company’s President and Vice President and to the Company’s General Manager who were serving in such capacities during the fiscal year ended December 31, 2005:

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	All Other Compensation
Fredrick J. Knievel[1], Chairman of the Board and President since June 29, 2004	2005	$0	$4,950[4]
	2004	$0	$3,200[4]
	2003	$0	$2,150[4]
Mike Kinney[2], Vice Chairman of the Board and Vice President since June 29, 2004	2005	$0	$4,100[4]
	2004	$0	$2,650[4]
	2003	$0	$1,800[4]
Allen H. Sievertsen[3], General Manager from August 10, 2001 through December 31, 2005	2005	$122,202	$2,257[5]
	2004	$103,333	$2,263[5]
	2003	$101,000	$1,342[5]

1	- Fredrick Knievel was elected Chairman of the Board and President on June 29, 2004, replacing Gary Kuester who had been elected Chairman of the Board and President on March 24, 2003. None of the individuals serving as Chairman of the Board and President received any salary or compensation for his services other than directors’ and committee meeting fees.

2	- Mike Kinney was elected Vice Chairman of the Board and Vice President on June 29, 2004, replacing former director Scott Carpenter who had been elected Vice Chairman of the Board and Vice President on March 24, 2003 when Gary Kuester was elected Chairman and President. None of the individuals serving as Vice Chairman of the Board and Vice President received any salary or compensation for his services other than directors’ and committee meeting fees.

3	- Allen H. Sievertsen offered his resignation from the Company in December 2005. In January 20006, Seth Harder was appointed General Manager replacing Mr. Sievertsen.

4	- Represents directors’ and committee meeting fees received for Board of Directors and committee meetings in accordance with the Company’s policy regarding the payment of directors’ fees.

5	- Represents reimbursement of mileage expenses.

Fredrick J. Knievel is currently serving as the Company’s President and Mike Kinney is currently serving as its Vice President. Neither Mr. Knievel nor Mr. Kinney is under any written contract to provide services to the Company, and neither has received any compensation from the Company other than payment of directors’ fees. The Company has no written employment agreements with any officer or director. The Company reimburses its officers for expenses incurred relating to services rendered on its behalf.

In December 2003, the Company revised the Board compensation policy, to provide that commencing January 1, 2004, directors will be paid $200 per meeting, if the director is present for the meeting through adjournment; otherwise the meeting fee remained at $100 per meeting. Then on December 22, 2005, the Company revised the Board compensation policy, commencing January 1, 2006, by increasing the per meeting fee paid to directors for attendance at any Board meetings if the director is present in person at the meeting through adjournment to $300 per meeting for each director and to $400 per meeting for the Board Chairman; otherwise, the director is paid $100 per meeting attended. The Company also pays each director $100 per committee meeting attended in person and $50 per committee meeting attended via telephone conference. In addition, directors are reimbursed at $0.445 per mile (as of January 1, 2006) for mileage reimbursement for travel to and from meetings.

The Company does not have any compensatory security option plan for its executive officers and directors. None of the directors or officers of the Company have any options, warrants or other similar rights to purchase securities of the Company.

Board Executive Compensation Committee Report on Executive Compensation

The Company’s executive officers have always been members of the Board of Directors; and none of the Company’s executive officers have ever been an employee of the Company. Like all other members of the board, the executive officers receive only directors’ fees for attendance at the board and committee meetings. Until January 1, 2006, the Company’s executive officers received the same per meeting directors’ fee as the other board members. However, as of January 1, 2006, the Chairman of the Board now receives $400 per meeting attended in person, which compares to $300 per meeting for all other directors, including all other executive officers.

For purposes of determining the Company’s director fees, i.e., executive compensation, the entire Board of Directors serves as the de facto “compensation committee”. Because of the nature of the director fees paid to the Company’s executive officers, the Company believes that the board compensation committee report on executive compensation required by Item 402(k) of Regulation S-K is not applicable for Husker Ag.

As noted above, the Personnel Committee of the Board of Directors is responsible for reviewing the compensation and related benefits for the Company’s employees, which includes the General Manager. Subject to review and oversight by the Board of Directors, the General Manager is the manager of the Company’s operations and he is not considered an executive officer. It has been the Board’s policy to disclose the General Manager’s compensation only if and when such annual compensation exceeds $100,000.

Executive Compensation Committee Interlocks and Insider Participation

As noted above, the entire Board of Directors serves as the executive compensation committee for purposes of determining the director fees to be paid to board members, including the executive officers. All of the executive officers of the Company were members of the Board of Directors during 2005, including Fredrick Knievel, Chairman of the Board, Mike Kinney, Vice Chairman of the Board, Leonard Wostrel, Secretary, and Robert E. Brummels, Treasurer. None of the members of the Board of Directors during 2005 or as of the date of this Form 10-K/A is or has been an employee of the Company. There were no transactions between any member of the Board of Directors and the Company that occurred during 2005 which would require disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table presents information regarding beneficial ownership of Membership Units of Husker Ag as of April 10, 2006 by (1) each member known by Husker Ag to be the beneficial owner of more than 5% of its outstanding Membership Units and (2) each director of Husker Ag and each named executive officer and (3) all directors and executive officers as a group. Based on information furnished by the owners, except as otherwise noted, management believes that the members listed below have sole investment and voting power regarding their Membership Units, except that co-trustees share investment and voting power. (* = Less than 1% of the class of Membership Units).

Name and Address of Beneficial Owner	Units Beneficially Owned		Percentage of Class
Gary Kuester	2		*
56723 835 Road
Stanton, NE 68779

Fredrick J. Knievel	60	(1)	*
51272 846 Rd.
Clearwater, NE 68726

Mike Kinney	110	(2)	*
51100 836 Road
Elgin, NE 68636

J. Alex Thramer	50	(3)	*
Box 278
Ewing, NE 68735

James Hall	2,120	(4)	13.83%
26941 480th Ave.
Sioux Falls, SD 57108

David A. Kolsrud	300	(5)	1.96%
203 81st Street
Beaver Creek, MN 56116

Ronald A. Fick	610	(6)	3.98%
1159 101st Street
Luverne, MN 56156

(1)	Includes 30 Membership Units held by him and his wife as joint tenants with respect to which Mr. Knievel may be regarded as having shared voting and dispositive power.

(2)	Includes 10 Membership Units held by him and his wife as joint tenants with respect to which Mr. Kinney may be regarded as having shared voting and dispositive power and also includes 100 Membership Units held by Kinney, Inc. for which Mr. Kinney has shared voting and dispositive power.

(3)	Includes 20 Membership Units held by him and his wife as joint tenants with respect to which Mr. Thramer may be regarded as having shared voting and dispositive power.

(4)	Includes 110 Membership Units owned by Mr. Hall individually and 510 membership units held indirectly by him as a member of The Better Energy Company, LLC. This amount also includes 1,500 membership units of Agri-Energy, L.P. of which Mr. Hall is a director, with respect to which Mr. Hall may be regarded as having sole voting and dispositive power.

(5)	Includes 170 Membership Units held indirectly by him as a member of The Better Energy Company, LLC. This amount does not include Membership Units of Agri-Energy, L.P. of which Mr. Kolsrud is a partner.

(6)	Includes 510 membership units held indirectly by Mr. Fick as a member of The Better Energy Company, LLC.

Name and Address of Beneficial Owner	Units Beneficially Owned		Percentage of Class
O. Wayne Mitchell	-0-		-0-
2001 Country Club Drive NE
Willmar, MN 56201

Stanley A. Gyberg	90	(7)	*
676 150 Avenue
Luverne, MN 56156

Robert E. Brummels	400	(8)	2.61%
56849 876 Road
Coleridge, NE 68727

David Stearns	105	(9)	*
1110 N. Kniss
Luverne, MN 56156

Leonard Wostrel	-0-		-0-
86752 Highway 13
Creighton, NE 68729

Kent A. Friedrich	150	(10)	*
53695 865 Road
Plainview, NE 68769

Seth Harder	-0-		-0-
410 N Main Street
Osmond, NE 68765

Class II Nominee

Gerald Winter	190	(11)	1.24%
678 90th Avenue
Luverne, MN 56156

Beneficial Owners of More than 5%

The Better Energy Company, LLC	3,060		19.98%
638 51st Street
Hills, Minnesota 56138

(7)	This amount does not include the 3,060 membership units owned by the Better Energy Company, LLC of which Mr. Gyberg owns 5.62%, nor any membership units of Agri-Energy, L.P., of which Mr. Gyberg is a partner and Mr. Gyberg disclaims beneficial ownership of such membership units.

(8)	These units are owned by a revocable trust in which Mr. Brummels and his wife are trustees and beneficial owners, with respect to which Mr. Brummels may be regarded as having shared voting and dispositive power.

(9)	These units are owned by Mr. Stearns and his wife as joint tenants with respect to which Mr. Stearns may be regarded as having shared voting and dispositive power.

(10)	These units are owned by Mr. Friedrich and his wife as tenants in common with respect to which Mr. Friedrich may be regarded as having shared voting and dispositive power.

(11)	Includes 20 Membership Units held by Mr. Winter and his wife as joint tenants with respect to which Mr. Winter may be regarded as having shared voting and dispositive power. This amount also includes 170 Membership Units held indirectly by him as a member of The Better Energy Company, LLC.

Name and Address of Beneficial Owner	Units Beneficially Owned	Percentage of Class
Miltona Bay, LLC	940	6.14%
108 Miller Circle
Granite Falls, Minnesota 56241

Agri-Energy, L.P.	1,500	9.79%
502 South Walnut Ave.
Luverne, Minnesota 56156

The following table sets forth certain information as to the Membership Units beneficially owned by all executive officers and directors of the Company, including in this case the General Manager, as a group (14 persons) as of April 10, 2006:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Membership Units	3,997[1]	26.1%

1	- Includes 815 Membership Units with respect to which members of the group may be regarded as having shared voting power and/or shared investment power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Notes 3 and 8 to the Condensed Financial Statements for additional information on related party transactions.

On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company’s products.

On December 16, 2003, the Company’s Board of Directors authorized the Company to enter into a SIMPLE IRA retirement plan with American Funds for its employees. Edward Jones is the Company’s authorized broker dealer for its employees’ investment in the retirement plan with American Funds. Kent Friedrich, elected to the Company’s Board of Directors in 2005, is Edward Jones’ investment representative working with the Company. Edward Jones and Mr. Friedrich are compensated based upon the amount of employee contributions made to the retirement plan. While this arrangement was entered into before Mr. Friedrich submitted his nomination to the Board, it complies with the Company’s Affiliated Transaction Policy. On April 26, 2005, the Company’s Board of Directors ratified the Company’s arrangement with American Funds and Edward Jones.

Except for the SIMPLE IRA retirement plan with Mr. Friedrich and certain transactions in the ordinary course of business referred to above, the Company had not entered into any such agreements with any of its directors, officers, members or their affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BKD, LLP, the Company’s independent certified public accountants for the three year period ended December 31, 2005, performed various audit, audit-related, tax and other services for Husker Ag. The following table represents fees for professional audit services rendered by BKD, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, and fees for other services rendered by BKD, LLP during those periods:

Type of Service	2005	2004
Audit Fees[1]	$80,055	$85,400
Audit-Related Fees[2]	5,596	30,830
Tax Fees[3]	16,800	24,845
Reimbursed Expenses	12,083	8,813
All Other Fees	-0-	-0-

Total	$114,534	$149,888

1	- Fees for audit services include fees associated with the annual audit and reviews of the Company’s quarterly financial statements included in the reports on Forms 10-Q and 10-QSB and services normally provided in connection with statutory and regulatory filings or engagements.

2	- Principally accounting consultation.

3	- Includes $14,000 in 2005 and $13,000 in 2004 for tax preparation, and $2,800 in 2005 and $11,845 in 2004 for tax compliance, advice, and planning.

Pre-Approval Policies and Procedures. In accordance with Section 10(A)(i) of the Securities and Exchange Act of 1934, the Company Audit Committee approves the engagement of our independent accountants to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the auditors. All of the fees of BKD, LLP reflected above were approved by the Audit Committee.

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

HUSKER AG, LLC

Date: April 28, 2006.	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board, President and Director (Principal Executive Officer)

Date: April 28, 2006.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director (Principal Financial Officer)