Form 10-K/A
period 2005-12-31
HUSKER AG  LLC
filed 2006-05-03
CIK 1133555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Husker Ag, LLC (the “Company”) is filing this Amendment No. 2 to the Form 10-K/A (“Amendment No. 2”) with the Securities and Exchange Commission to amend Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company filed its Form 10-K on March 31, 2006 (the “Original Report”) and filed Amendment No. 1 to the Form 10-K on April 28, 2006 (“Amendment No. 1”). The sole purpose of this Amendment No. 2 is to revise the Company’s disclosure under Part II, Item 9A. In connection with the filing of this Amendment No. 2, the Company also is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer.

This Amendment No. 2 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report or Amendment No. 1. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. In connection with the preparation of this Form 10-K, management considered the weaknesses discussed below and the remedial actions taken by the Company to address such weaknesses. After consideration of the aforementioned factors, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are not effective at the reasonable assurance level in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Principal Executive Officer and Principal Financial Officer have identified material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. In addition, these officers have concluded that the Company has a material weakness in both its lack of segregation of duties for its accounting functions and in its failure to establish adequate monitoring controls to insure that information generated for financial reporting purposes is complete and accurate. In light of the foregoing, management is in the process of developing additional procedures to help address these issues. The Company has taken the following remedial actions: responsibilities for certain accounting functions have been delegated and/or reassigned among the Company’s available personnel; review procedures have been implemented for certain accounting functions to allow for greater oversight and cross-review; and the Company began the process of documenting formal accounting policies and internal controls.

We believe that the foregoing actions have improved and will continue to improve our disclosure controls and procedures. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of our control environment.

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

HUSKER AG, LLC

Date: May 2, 2006.	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: May 2, 2006.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
31(i).1	Certification of Principal Executive Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

31(i).2	Certification of Principal Financial Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.