Form 10-Q
period 2006-03-31
HUSKER AG  LLC
filed 2006-05-15
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006; or

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

As of May 12, 2006, the Company had 15,318 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2006

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC

Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash	$377,221	$124,781
Restricted cash	335,643	370,320
Repurchase agreement	8,202,190	4,632,681

Total cash and cash equivalents	8,915,054	5,127,782

Certificates of deposit	512,965	1,525,589
Accounts receivable
Trade	975,723	754,530
Incentives	397,143	—
Inventories	835,348	753,403
Margin account	—	201,427
Option and futures contracts	351,600	6,081
Prepaid expenses	235,799	276,556

Total current assets	12,223,632	8,645,368

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,863,065	30,814,244
Other equipment	552,636	473,484
Office building	215,673	215,673
Vehicles	111,905	35,523
Construction in progress	641,590	11,640

	32,469,187	31,634,882
Less accumulated depreciation	6,691,862	6,144,431

	25,777,325	25,490,451

Investment in Affiliate	5,987,869	5,974,638

Other Assets
Debt origination costs, net of accumulated amortization; March 31, 2006 - $6,255 and December 31, 2005 - $4,858	33,401	34,798

	$44,022,227	$40,145,255

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$1,131,108	$1,374,429
Current maturities of long-term debt	2,280,364	1,459,466
Subscription payable	—	786,312
Option and futures contracts	113,903	67,105
Accrued property taxes	391,893	313,514
Accrued expenses	289,404	196,005
Distributions payable	2,297,700	—

Total current liabilities	6,504,372	4,196,831

Long-term Debt	10,094,155	7,615,733

Subscription Payable	—	3,713,688

Members’ Equity – 15,318 Units	27,423,700	24,619,003

	$44,022,227	$40,145,255

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three Months Ended March 31, 2006 and 2005

	2006	2005
Net Sales
Ethanol sales	$12,010,900	$8,874,598
Distillers grain sales	1,598,720	1,603,502
Energy production credits	398,138	339,530

	14,007,758	10,817,630

Cost of Sales	7,532,104	6,988,445
Cost of Sales-Related Parties	969,331	985,302

Loss (Gain) on Option and Futures Contracts	(250,994)	341,008

Total Cost of Sales	8,250,441	8,314,755

Gross Profit	5,757,317	2,502,875

Selling, General and Administrative Expenses	511,293	1,124,974

Income from Operations	5,246,024	1,377,901

Other Income (Expense)
Other income	2,150	797
Interest expense	(243,027)	(217,759)
Interest income	84,019	42,133

	(156,858)	(174,829)

Income before Equity in Net Income of Affiliate	5,089,166	1,203,072

Equity in Net Income of Affiliate	13,231	—

Net Income	$5,102,397	$1,203,072

Basic and Diluted Earnings Per Membership Unit	$333.10	$78.54

Weighted Average Units Outstanding	15,318	15,318

Distributions Declared Per Membership Unit	$150	$100

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

	2006	2005
Operating Activities
Net income	$5,102,397	$1,203,072
Items not requiring (providing) cash
Depreciation and amortization expense	548,828	555,833
Write-off of debt origination costs	—	562,442
Equity in net income of affiliate	(13,231)	—
Interest earned on certificates of deposit	(9,308)	—
Loss (gain) on option and futures contracts	(250,994)	341,008
Changes in
Accounts receivable	(618,336)	(314,229)
Inventories	(81,945)	(176,636)
Margin account	153,700	(423,025)
Prepaid expenses	40,757	(751)
Accounts payable and accrued expenses	(71,543)	(798,455)
Deferred revenue	—	342,349

Net cash provided by operating activities	4,800,325	1,291,608

Investing Activities
Proceeds from sale of certificates of deposit	1,021,932	—
Subscription paid for investment in affiliate	(4,500,000)	—
Purchases of property and equipment	(834,305)	(35,899)

Net cash used in investing activities	(4,312,373)	(35,899)

Financing Activities
Issuance of long-term debt	4,500,000	10,000,000
Payments on long-term debt	(1,200,680)	(15,938,169)
Payment of debt origination costs	—	(39,656)
Distributions paid	—	(1,531,800)

Net cash provided by (used in) financing activities	3,299,320	(7,509,625)

Increase (Decrease) in Cash and Cash Equivalents	3,787,272	(6,253,916)

Cash and Cash Equivalents, Beginning of Year	5,127,782	11,693,097

Cash and Cash Equivalents, End of Year	$8,915,054	$5,439,181

Supplemental Cash Flows Information
Interest paid (net of amount capitalized)	$232,693	$231,245

Distributions payable	$2,297,700	$—

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

March 31, 2006

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 24 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 51.26% of trade accounts receivable as of March 31, 2006. Substantially all ethanol sales are made to one broker.

Basis of Presentation

The accompanying financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The balance sheet as of December 31, 2005 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K Annual Report for 2005 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	March 31, 2006	December 31, 2005
Raw materials, enzymes and additives	$341,148	$375,082
Work-in-progress	168,402	155,913
Finished goods	325,798	222,408

	$835,348	$753,403

Husker Ag, LLC

Notes to Financial Statements

March 31, 2006

Note 1: Nature of Operations and Summary of Significant Accounting Policies - Continued

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Members’ Equity

In March 2006, the Company’s Board of Directors declared a cash distribution of $150 per membership unit to all members of record as of April 1, 2006 payable on April 20, 2006. A distribution payable in the amount of $2,297,700 was recorded by the Company as of March 31, 2006 by a charge to members’ equity.

Note 3: Commitments and Related Parties

At March 31, 2006, the Company had entered into agreements to purchase 4,338,785 bushels of corn at an average price of $2.05 per bushel to be delivered between April 2006 and July 2007. Sixty-three contracts totaling 974,199 bushels are with related parties at an average of $2.07.

At March 31, 2006, the Company had contracts for the sale of approximately 18,270,000 gallons of ethanol with prices ranging from $1.20 to $2.20 per gallon and 116,000 gallons at variable prices to be delivered in 2006.

The Company has committed to purchase various equipment related to a beer well expansion and grain bin expansion. The cost of the expansion is estimated to range from $1,000,000 to $1,500,000 for the beer well and $1,500,000 for the grain bins. Of the estimated costs, there has been $465,585 and $110,100 expended for the beer well and grain bin projects as of March 31, 2006.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the periods ended March 31 are approximately as follows:

	March 31, 2006	December 31, 2005
Balance Sheets
Accounts receivable	$74,000	$52,000
Accounts payable	60,000	174,000

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Statements of Income
Distillers grain sales	$241,000	$218,000
Corn purchases	969,000	985,000

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2006

Note 4: Investment in Affiliate - Continued

March 31, 2006
Current assets	$16,178,780
Property and other long-term assets	11,074,717

Total assets	27,253,497

Current liabilities	2,393,834

Net assets	$24,859,663

Three months ended March 31, 2006
Net sales	$—

Net income	$27,988

Note 5: Long-term Debt

On December 28, 2005, a subscription agreement in the amount of $6,000,000 for the purchase of a 24.1% interest in Val-E Ethanol, LLC was accepted (see Note 4). As a result, a 25% installment payment of $1,500,000 was made on December 29, 2005. In order to fund the remaining amount due under the subscription agreement, the Company entered into a note payable with Union Bank and Trust Company for $4,500,000 of long-term debt on January 4, 2006. The note bears interest at 6.85% and is payable in monthly installments of principal and interest of $89,497. The note is collateralized by substantially all assets of the Company and a first deed of trust on real property.

Long-term debt consists of the following at:

	March 31, 2006	December 31, 2005
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	$8,333,300	$8,809,500

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,320 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	258,101	265,699

Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	3,783,118	—

Total long-term debt	12,374,519	9,075,199

Less current maturities	2,280,364	1,459,466

	$10,094,155	$7,615,733

Note 5: Long-term Debt – Continued

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring April 30, 2006. At March 31, 2006 and 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at 8.25% through April 1, 2005 and at a variable interest rate of Wall Street Journal Prime plus 0.75% thereafter. Interest is payable monthly. There were no borrowings outstanding on this line of credit as of March 31, 2006.

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 1, 2007, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Future annual maturities of long-term debt as of March 31, 2006 are as follows:

Year Ending March 31,	Long-Term Debt
2007	$2,280,364
2008	2,356,966
2009	2,422,996
2010	2,493,296
2011	1,542,104
Thereafter	1,278,793

$12,374,519

Husker Ag, LLC

Notes to Financial Statements

March 31, 2006

Note 6: Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned annually under this program for the periods ended March 31, 2006 and 2005 were $398,138 and $375,724.

Credits earned under the aforementioned state energy production programs are included in net sales in the accompanying statements of income.

Note 7: Contingencies

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

Note 8: Subsequent Events

On April 4, 2006, the Company executed a Letter of Intent with ICM, Inc. ICM is an ethanol plant design build contractor located in Colwich, Kansas. The Letter of Intent sets forth the Company’s understanding with ICM for the design, construction and start-up of a plant expansion project that would add 40 million gallons per year of ethanol production capacity to the Company’s existing operations. This proposed expansion would result in the Company’s total plant capacity exceeding 60 million gallons per year.

Except for certain provisions, the Letter of Intent is not a binding or legally enforceable agreement pending the negotiation and signing of a binding definitive agreement between the Company and ICM. Although these non-binding terms are subject to change, the Letter of Intent contemplates (a) a contract price in the amount of $45,500,000 for the cost of the plant expansion; and (b) a commencement date of March 15, 2007.

The Letter of Intent requires the Company to pay ICM a down payment in the amount of 10% of the contract price. This down payment is to be paid as follows: (i) $2 million is due upon execution of the Letter of Intent (paid on April 7, 2006); (ii) another $2 million is due on the later of the date that the definitive agreement is signed or nine days after the Company’s annual meeting of members; and (iii) the remaining balance of the down payment is due when the Company delivers its notice to proceed to ICM under the definitive agreement. Under certain circumstances, the down payment is refundable – except to the extent that ICM is required to use any portion of the down payment for costs and expenses incurred by it in connection with any preliminary work on the project requested or approved by the Company in writing.

The successful completion of the proposed plant expansion will be subject to a number of conditions, including reaching a satisfactory definitive agreement with ICM, obtaining satisfactory debt financing from one or more lenders, the approval of a supermajority vote of the Husker Ag members, and raising of sufficient equity capital from the pending rights offering to existing Husker Ag members and current operations of the Company.

On May 2, 2006, Husker Ag executed a Membership Interest Purchase Agreement with US BioEnergy Corporation, a Brookings, South Dakota based corporation (“US BioEnergy”), whereby the Company agreed to exchange its entire interest in Val-E Ethanol, LLC, for 3,000,000 shares of common stock of US BioEnergy. US BioEnergy is an entity that intends to continue to build, own and operate biofuel plants. There are some common ownership interests between Husker Ag and US BioEnergy.

In December 2005, the Company purchased a 24.1% interest in Val-E Ethanol, LLC, a Nebraska limited liability company which will construct, own and operate a 45-million gallon per year ethanol plant located near Ord, Nebraska. The Company purchased 1,200 units for $5,000 per unit for an aggregate total of $6,000,000.

Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, is the majority owner of Val-E Ethanol. On February 16, 2006, US BioEnergy announced that it was acquiring Platte Valley Fuel Ethanol. That transaction closed on April 30, 2006. Subsequent to that announcement, US BioEnergy offered to acquire the remaining membership interests in Val-E Ethanol for shares of common stock in US BioEnergy. The Company and each of the other minority owners of Val-E Ethanol agreed to this exchange resulting in the Membership Interest Purchase Agreement.

The Membership Interest Purchase Agreement has a rescission provision in the event of certain events occurring prior to the end of 2006. The Agreement will be rescinded and the Company will regain its 24.1% ownership of Val-E Ethanol if Platte Valley Fuel Ethanol elects to rescind its corresponding agreement with US BioEnergy by the end of 2006.

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

Results of Operations for the three months ended March 31, 2006 and 2005

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended March 31, 2006 and 2005. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Sales and revenues	$14,007,758	100.0%	$10,817,630	100.0%
Cost of sales	(8,250,441)	(58.9)%	(8,314,755)	(76.9)%

Gross profit	5,757,317	41.1%	2,502,875	23.1%

Selling, general and administrative expenses	(511,293)	(3.6)%	(1,124,974)	(10.4)%

Operating income	5,246,024	37.5%	1,377,901	12.7%

Interest expense	(243,027)	(1.8)%	(217,759)	(2.0)%
Interest and other income	86,169	0.6%	42,930.4%

Income before equity in net income of affiliate	5,089,166	36.3%	1,203,072	11.1%

Equity in net income of affiliate	13,231	0.1%	—	0.0%

Net income	$5,102,397	36.4%	$1,203,072	11.1%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended March 31, 2006 and 2005, ethanol sales comprised 85.7% and 82.0%, respectively, of total net sales. Distillers grain sales comprised 11.4% and 14.8% of the Company’s total net sales for the quarter ended March 31, 2006 and 2005, respectively; while federal and state energy production credits make up the remaining 2.9% and 3.2% of the Company’s total net sales for the first quarter of 2006 and 2005, respectively.

Net sales for the three months ended March 31, 2006 increased by approximately 22.8% over the same period from the prior year. This is largely due to an increase in ethanol sales of over $3.1 million. Energy production credits increased approximately $60,000 for the first quarter of 2006 over the corresponding prior year period contributed to an increase in production. There was a very minimal decrease in distillers grain sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first quarter of 2006 have increased by 35.3% over the same period from the prior year. This is primarily due to an increase of 26.9% in the average price received per gallon for the first quarter of 2006 over the first quarter of 2005. The increase also stemmed from a 6.3% increase in the amount of ethanol produced during the first quarter of 2006 compared to the first quarter of 2005.

The vast majority of ethanol sold during the first quarter of 2006 was sold pursuant to forward contracts. At March 31, 2006, the Company had forward contracts for the sale of approximately 18.27 million gallons of ethanol with fixed prices ranging from $1.20 to $2.20 per gallon and 116,000 gallons at variable prices to be delivered through December 2006.

Distillers Grain Sales

Sales of distillers grain remained relatively constant for the first quarter of 2006 compared to the first quarter of 2005. The price of distillers grain has a close relationship to the price of corn. The Company’s average price of corn decreased by over 5.6% for the first quarter of 2006 compared to the same period in 2005. By comparison, the average price of distillers grain decreased by 6.5% from the first quarter of 2005 to the first quarter of 2006. However, this decrease was offset by a 6.5% increase in distillers grain production for the first quarter of 2006 compared to the first quarter of 2005.

Energy Production Credits

Net sales included approximately $398,000 of energy production credits for the three months ended March 31, 2006, which is approximately $60,000 more than the net production credits earned in the first quarter of 2005. This increase is due to a 6.3% increase in ethanol production for the first quarter of 2006 compared to first quarter 2005. Energy production credits for the first quarter of 2006 are derived entirely from the State of Nebraska. The Company’s net income for the first quarter of 2006 without the energy production credits included in net sales would have been approximately $4.7 million (compared to actual net income of approximately $5.1 million).

While the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2006 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below), the Company expects calendar year 2006 revenues from the federal program to be insignificant.

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

Since the plant was operating at nearly full capacity for all of 2004 and 2005, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2006. Accordingly, the Company currently estimates that it will not earn any federal ethanol producer credits during all of calendar year 2006. Thereafter, the Company does not anticipate receiving any substantial payment from this program in the foreseeable future.

Energy Credits – Nebraska Program. In addition to Bioenergy Program cash incentives, LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. (“Rite Way”) pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on the Company’s revenue. See “Risk Factors” below.

This program may not have sufficient funds to cover the allocations to eligible producers in future years. Husker Ag is currently unable to predict whether there may be a funding shortfall and what the effect such a shortfall would have on the Company’s allocation.

Gain/Loss on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, in the past 12 months, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has also taken hedging positions in unleaded gas futures and options markets. However, the Company did not purchase any option and futures contracts on natural gas or unleaded gas during the first quarter of 2006 nor did the Company have any such contracts outstanding as of March 31, 2006.

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

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC (“FCStone”), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant. As of March 31, 2006, the Company had purchased put options on approximately 700,000 bushels of corn inventory. These put options were intended to protect against a price decline on the corn that was purchased using futures contracts. As of March 31, 2006, the Company had open long positions for 1,795,000 bushels of price protection ranging from $2.22 to $2.70 per bushel and open futures positions of 1,275,000 bushels of price protection ranging from $2.22 to $2.65. The Company has recorded these positions at their fair value. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

The Company has also retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. Husker Trading, Inc. is responsible for the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators. It also coordinates grain deliveries between the railroad, participating elevators and producers, and it negotiates price protection with hedging specialists.

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

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not purchase any option and futures contracts on natural gas during the first quarter of 2006 and did not have any such contracts outstanding on March 31, 2006. During the first quarter of 2006, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2007. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

During 2005 and in the first quarter of 2006, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy in 2005, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005. However, the Company did not enter into any gas-plus contracts during the first quarter of 2006 and did not have any gas-plus contracts outstanding on March 31, 2006. As a result, the Company did not purchase any option and futures contracts on unleaded gas in the first quarter of 2006 and did not have any such contracts outstanding on March 31, 2006.

The Company’s net income for the three months ended March 31, 2006, included net realized gain on option and futures contracts in the amount of $250,994. This amount consists of a gain on contracts on corn of $225,139 and a gain on contracts on unleaded gas of $25,855. This gain on unleaded gas contracts resulted from contracts purchased in 2005 which closed in the first quarter of 2006.

Market conditions during the first quarter of 2006 were relatively favorable for the Company’s option and futures contracts on corn. However, the Company cannot predict whether it will realize additional gains on option and futures contracts in the future.

The Company’s net income for the three months ended March 31, 2005, included net realized and unrealized losses on option and futures contracts in the amount of $341,008. Contracts on natural and unleaded gas created $312,742 of the $341,008 loss for the first quarter of 2005. Market conditions for gas during the first quarter of 2005 were unfavorable for the Company’s option and futures contracts creating this loss.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended March 31, 2006 and 2005, the Company’s cost of sales, as a percentage of total net sales, was 60.7% and 73.7%, respectively. In actual dollars, cost of sales increased by 6.6% percent from the first quarter of 2006 compared to the first quarter of 2005.

Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 57.8% and 59.4% of total cost of sales for the three months ended March 31, 2006 and 2005 respectively. Natural gas and the denaturant made up 21.4% and 18.6% of cost of sales for the first quarter of 2006 and 2005. With a 6.3% increase in ethanol production, corn cost increased $175,000 in the first quarter 2006 compared to the prior year first quarter. The primary increase in cost of sales can be attributed to an increase of nearly $340,000 in natural gas and denaturant purchases due to increased energy costs.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2006. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the three months ended March 31, 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.6% and 10.4%, respectively. The Company’s selling, general and administrative expenses decreased by over $610,000 or 54.6% for the first quarter of 2006 compared to 2005. This large decrease was largely due to (i) the Company’s refinancing of its long term debt in the first quarter of 2005 which resulted in prepayment penalties in the approximate amount of $310,000; and (ii) the resultant write-off of the Company’s remaining unamortized debt origination costs from its initial financing in the approximate amount of $560,000. After accounting for these expenses, the Company’s selling, general and administrative expenses for the first quarter of 2006 increased by approximately $250,000 over the first quarter of 2005. This increase can be attributed to a substantial increase in insurance premiums and environmental compliance expenses. For the remainder of 2006, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits.

Interest and Other Income

Interest and other income for the three months ended March 31, 2006, consisted of $84,019 of interest income and $2,150 of other income. For the three months ended March 31, 2005, the Company had interest income of $42,133 and other income of $797. Interest income was slightly higher in the first quarter of 2006 primarily due to higher interest rates and an increase in the Company’s cash on hand.

Equity in Net Income or Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant currently under construction in Ord, NE. For the first quarter 2006, the Company reported income of $13,231 from its affiliate. See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006.

Interest Expense

Interest expense for the three months ended March 31, 2006, was $243,027 compared to $217,759 for the three months ended March 31, 2005. This increase is due to the financing of long-term debt for a 24.1% equity investment in Val-E Ethanol, LLC during the first quarter of 2006 (see the section entitled “Liquidity and Capital Resources” below) which increased the interest expense and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the three months ended March 31, 2006 was approximately $5.1 million consisting mostly of income from operations of approximately $5.25 million, along with approximately $13,000 of equity in net income of affiliate, $2,150 of other income and $84,019 of interest income, and partially offset by approximately $243,000 of interest expense. Income from operations for 2006 included an approximate $251,000 gain on option and futures contracts.

By comparison, the Company experienced net income for the three months ended March 31, 2005 in the approximate amount of $1.2 million, largely due to income from operations of approximately $1.4 million, and approximately $800 of other income and $42,000 of interest income, partially offset by interest expense in the approximate amount of $218,000. Income from operations for 2005 included an approximate $341,000 loss on option and futures contracts.

For the reasons set forth above, the Company’s net income for the first quarter of 2006 was approximately $3.9 million more than the first quarter of 2005.

Liquidity and Capital Resources

The Company’s liquidity and capital resources would be affected in the short-term by its planned plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this proposed expansion.

As of March 31, 2006, the Company had current assets of approximately $12.2 million, including cash and cash equivalents of approximately $8.9 million and the Company had total assets of approximately $44 million. As of March 31, 2006, the Company had current liabilities totaling approximately $6.5 million. As of March 31, 2006, the Company’s ratio of current assets to current liabilities was 1.88 to one, compared to 2.06 to one as of December 31, 2005.

As of March 31, 2006, the Company had total members’ equity of approximately $27.4 million, or $1,790.30 per unit. This compares to total members’ equity of approximately $24.6 million, or $1,607.20 per unit as of December 31, 2005, and approximately $21.1 million, or $1,376.88 per unit as of March 31, 2005. Members’ equity increased by approximately $2.8 million during the three months of 2006 due to net income for the period in the amount of approximately $5.1 million offset by distributions declared in the amount of $2,297,700.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the three months ended March 31, 2006, generated approximately $4.8 million of net cash flow. The net cash from operating activities includes, among several other material items, net income from operations before depreciation and amortization in the amount of approximately $5.65 million.

Cash Flow from Investing Activities. For the three months ended March 31, 2006, net cash used by investing activities totaled approximately $4.3 million which included the proceeds from the sale of certificates of deposit in the amount of approximately $1 million offset by cash used of approximately $834,000 to purchase property and equipment and $4,500,000 to pay the subscription for investment in affiliate.

Cash Flow from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2006, totaled approximately $3.3 million, which consisted of proceeds from long-term debt of $4,500,000 and net payments on long-term debt ($1,200,680). As discussed in detail below, these payments were offset by a loan to the Company in the amount of $4,500,000.

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

2. Midwest Bank – multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit and principal is due annually. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted monthly (the WSJ Prime Rate was 7.75% at March 1, 2006, with a resultant interest rate of 8.50% for the month of April 2006 – the last month of the term of this line of credit). On February 22, 2006, the Company executed an Extension Agreement with Midwest Bank, whereby Midwest Bank extended the Company’s revolving line of credit until April 30, 2006. Other than this extension, there were no changes to the material terms and conditions of the revolving line of credit. The Company had not borrowed any money from Midwest Bank pursuant to this line of credit before it expired on April 30, 2006. As of May 12, 2006, the Company is negotiating with Union Bank to provide a new line of credit to replace this revolving line of credit with Midwest Bank which expired on April 30, 2006. The Company expects to have a new line of credit in place by the end of May 2006. Husker Ag intends to utilize this new line of credit when needed for operating purposes.

The New Loans are secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles. The Commercial Loan Agreement also required Husker Ag to pay loan fees and related expenses of $39,656. The term loan with Union Bank is subject to a 3% prepayment penalty if it is refinanced with another lender. Otherwise, the Company may pay off the New Loan with Union Bank without penalty.

Loan for Investment in Val-E, Ethanol, LLC. On December 28, 2005, Husker Ag executed a new Commercial Loan Agreement and related promissory note with Union Bank and Trust Company for a single advance term loan in the amount of $4,500,000 (the “Val-E Loan”). This Val-E Loan provided Husker Ag the funds necessary to purchase a 24.1% equity interest in Val-E Ethanol, LLC. See “General Developments” below for further discussion on this investment including an update on the Company’s recent exchange of this investment for an investment in another company. The proceeds from the Val-E Loan were wired to Husker Ag on or about January 4, 2006. This term note is amortized over a sixty (60) month period commencing February 4, 2006, with a final maturity date of January 4, 2011. The interest rate is fixed at 6.85% per year for the term of the note. On January 31, 2006, Husker Ag used the proceeds from this term loan for the balance of its purchase of its membership interest in Val-E Ethanol, LLC; the Company had also paid $1,500,000 of its own cash for this investment.

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

The future annual maturities of all long-term debt of Husker Ag by calendar year are as follows (as of March 31, 2006):

2006 (remaining 9 months):	$1,700,001
2007:	$2,266,379
2008:	$2,481,473
2009:	$2,475,505
2010:	$1,805,882
2011 and thereafter:	$1,645,279

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

General Developments

Exchange of Investment in Val-E Ethanol, LLC for Investment in US BioEnergy Corporation

In December 2005, the Company purchased a 24.1% interest in Val-E Ethanol, LLC, a Nebraska limited liability company (“Val-E Ethanol”), which will construct, own and operate a 45-million gallon per year ethanol plant located near Ord, Nebraska, with an estimated date of completion of March 2007. The Company purchased 1,200 units of Val-E Ethanol for $5,000 per unit for an aggregate total of $6,000,000. Husker Ag borrowed $4,500,000 for the purchase of this interest. This loan is discussed above in the section entitled “Liquidity and Capital Resources”.

Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, is the majority owner of Val-E Ethanol. On February 16, 2006, US BioEnergy Corporation, a Brookings, South Dakota based corporation (“US BioEnergy”), announced that it was acquiring Platte Valley Fuel Ethanol, LLC. That transaction closed on April 30, 2006. Subsequent to that announcement, US BioEnergy offered to acquire the remaining membership interests in Val-E Ethanol for shares of common stock in US BioEnergy. The Company and each of the other minority owners of Val-E Ethanol agreed to this proposed exchange.

As a result, on May 2, 2006, the Company executed a Membership Interest Purchase Agreement with US BioEnergy, whereby the Company agreed to exchange its entire interest in Val-E Ethanol for 3,000,000 shares of common stock of US BioEnergy. The Membership Interest Purchase Agreement has a rescission provision in the event of certain events occurring prior to the end of 2006. If Platte Valley Fuel Ethanol elects to rescind its corresponding agreement with US BioEnergy by the end of 2006, the Agreement will be rescinded and the Company will regain its 24.1% ownership of Val-E Ethanol. A copy of the Membership Interest Purchase Agreement is attached as an exhibit to this Form 10-Q.

US BioEnergy is an entity that intends to continue to build, own and operate biofuel plants. More information about US BioEnergy is available on its website at www.USbioenergy.net.

The Company’s initial investment in Val-E Ethanol was a long-term, illiquid investment. There is no assurance that US BioEnergy will provide any additional liquidity or value to the Company’s investment. Val-E Ethanol was not expected to be able to make distributions to its members before it is operational. Whether or not the exchange with US BioEnergy is rescinded, this investment is not expected to make distributions to the Company in the short-term, and there is no assurance that the Company will receive distributions from either Val-E Ethanol or US BioEnergy in the future.

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

Except for certain provisions, the Letter of Intent is not a binding or legally enforceable agreement pending the negotiation and signing of a binding definitive agreement between Husker Ag and ICM. This transaction is subject to approval of the Husker Ag members as well as the Company’s bank. Although these non-binding terms are subject to change, the Letter of Intent contemplates (a) a contract price in the amount of $45,500,000 for the cost of the plant expansion; and (b) a commencement date of March 15, 2007. One of the binding provisions of the Letter of Intent requires the Company to pay ICM a down payment in the amount of 10% of the contract price with the payment required in installments as follows: (i) $2 million was due and paid upon the signing of the Letter of Intent; (ii) another $2 million is due on or before the later of the date that the definitive agreement is signed or nine days after the Company’s annual meeting of members; and (iii) the remaining balance of the down payment is due when Husker Ag delivers its notice to proceed to ICM under the definitive agreement. Under certain circumstances, the down payment is refundable – except to the extent that ICM is required to use any portion of the down payment for costs and expenses incurred by it in connection with any preliminary work on the project requested or approved by the Company in writing.

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

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Note 3 to the Financial Statements for additional information on related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of March 31, 2006, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 51.2% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of March 31, 2006, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, the Company has been subject to its Construction Permit which was issued in January 2002. This permit limits production at the plant to 25,000,000 gallons of denatured alcohol.

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

During October and November 2005, Husker Ag conducted compliance testing as required by the NDEQ to determine whether it was operating in compliance with its modified Air Permit issued June 13, 2005. The Company submitted the final results of such testing in December 2005. The preliminary results from this test were favorable and indicated that the plant is in compliance with the limits of its modified Air Permit issued June 13, 2005. The Company currently anticipates that it will have a resolution to its operating permit application during 2006. In the meantime, Husker Ag believes that it can increase its production and still comply with its modified Air Permit.

Employees

As of May 12, 2006, Husker Ag had a total of 35 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At March 31, 2006, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 3 and 5 to the Company’s financial statements.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC” or the “Commission”) issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to purchases of corn and natural gas and ethanol sales (see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended March 31, 2006 and 2005” for further discussion on contracts.) The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company’s balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and

Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Currently, option and futures contracts on corn purchased by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in the market value of option and futures contracts are recorded on the statement of operations in gain/loss on option and futures contracts.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain market risks are inherent in the ethanol business with respect to commodity prices, from both an input (corn, natural gas, etc.) and output (ethanol and distillers grain) perspective. The Company is also exposed to market risk from changes in interest rates.

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended March 31, 2006 and 2005”).

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

The Company attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as incorporating the use of forward cash contracts or basis contracts. As of March 31, 2006, the Company only owned option or futures contracts for the purpose of hedging corn – not natural gas or unleaded gas. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases as well as its gas-plus ethanol contracts as discussed further below.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the

Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at March 31, 2006, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $350,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2006, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $237,697. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

The Company estimates that its expected corn usage is approximately nine million bushels per year for the production of approximately 25 million gallons of ethanol. As of March 31, 2006, Husker Ag had cash, futures, and option contract price protection in place for approximately 49% of the Company’s expected corn usage through December 2007; and as of March 31, 2006, Husker Ag also had approximately 37% of its expected corn usage protected by cash purchase contracts through July 2007. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk the Company is participating in a management procurement fund with Cornerstone Energy. This fund is a diversified portfolio fund program for the purpose of assisting Husker Ag in managing price volatility. It is intended to enable Husker Ag to purchase natural gas with a commodity price based upon a combination of fixed and variable pricing options. The Company recently renewed its agreement with Cornerstone Energy through March 2007.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of March 31, 2006, the Company had forward contracts in place for the sale of approximately 18,386,000 gallons of ethanol with prices ranging from $1.20 to $2.20 per gallon to be delivered through December 2006. Husker Ag may continue to sell ethanol into 2007 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” below for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, the Company did not have any gas-plus contracts or any option and futures contracts on unleaded gas outstanding at March 31, 2006.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of March 31, 2006, Husker Ag has approximately $12.1 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’s primary note with Union Bank, approximately $8.3 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the remaining debt in the approximate amount of $3.8 million as of March 31, 2006, has a fixed interest rate of 6.85% through January 2011. The Company did not use its revolving line of credit with Midwest Bank which expired on April 30, 2006. In the very near future, the Company intends to replace that line of credit with a line of credit with Union Bank which is expected to have a variable rate of interest. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above for additional information regarding the Company’s debt.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. In connection with the preparation of this Form 10-Q, management considered the weaknesses discussed below and the remedial actions taken by the Company to address such weaknesses. After consideration of the aforementioned factors, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are not effective at the reasonable assurance level in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Principal Executive Officer and Principal Financial Officer have identified material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. In addition, these officers have concluded that the Company has a material weakness in both its lack of segregation of duties for its accounting functions and in its failure to establish adequate monitoring controls to insure that information generated for financial reporting purposes is complete and accurate. In light of the foregoing, management is in the process of developing additional procedures to help address these issues. The Company has taken the following remedial actions: responsibilities for certain accounting functions have been delegated and/or reassigned among the Company’s available personnel; review procedures have been implemented for certain accounting functions to allow for greater oversight and cross-review; and the Company is in the process of documenting formal accounting policies and internal controls.

We believe that the foregoing actions have improved and will continue to improve our disclosure controls and procedures. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of our control environment.

(b) Changes in Internal Controls: During the Company’s first fiscal quarter ended March 31, 2006, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company has not been informed of any material pending legal proceedings.

ITEM 1A: RISK FACTORS

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

There is significant competition among ethanol producers. Husker Ag faces a competitive challenge from larger ethanol plants, from plants that can produce a wider range of products than it can, and from other plants similar to its ethanol plant. Husker Ag’s ethanol plant is in direct competition with other ethanol producers, many of which have greater resources than Husker Ag currently has. Large ethanol producers such as Archer Daniels Midlands and Cargill, among others, are capable of producing a significantly greater amount of ethanol than Husker Ag’s current production capacity. In addition, there are a number of Nebraska, Kansas, Minnesota, Wisconsin, South Dakota and other Midwest regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to Husker Ag.

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

Update for 2006 Legislative Session: The 2006 Nebraska Unicameral legislative session ended on or about June 3, 2005. During June 2005, Governor Heineman signed LB 90 which increased corn check-off fees assessed on corn and grain sorghum sold in the State of Nebraska from 3/4 cent per bushel to 7/8 cent from October 1, 2005 through October 1, 2010. The bill also calls for general fund transfers to the Ethanol Production Incentive Cash (EPIC) Fund totaling $20.5 million through fiscal year 2011-2012. The EPIC Fund is used to offset the cost of providing incentives to ethanol producers. While this is a positive step toward the funding of the Nebraska state producer incentives, during the hearings for LB 90 before the Revenue Committee, estimates of the state’s total liability for ethanol production credits ranged from $100 million to $200 million. The Company cannot predict whether the State of Nebraska will continue to be able to meet its obligations under LB 536.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11	Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005

10.1	Membership Interest Purchase Agreement with US BioEnergy Corporation dated May 2, 2006	Filed herewith

31(i).1	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

31(i).2	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By:	/s/ Fredrick J. Knievel
Fredrick J. Knievel, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: May 12, 2006	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)