Form 10-Q
period 2006-06-30
HUSKER AG  LLC
filed 2006-08-14
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006;

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

As of August 14, 2006, the Company had 15,318 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED JUNE 30, 2006

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC

Balance Sheets

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash	$137,074	$124,781
Restricted cash	335,643	370,320
Repurchase agreement	6,331,001	4,632,681

Total cash and cash equivalents	6,803,718	5,127,782
Certificates of deposit	500,000	1,525,589
Accounts receivable
Trade	1,130,112	754,530
Incentives	400,758	—
Inventories	797,533	753,403
Margin account	15,577	201,427
Option and futures contracts	239,850	6,081
Prepaid expenses	171,381	276,556

Total current assets	10,058,929	8,645,368

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	30,940,962	30,814,244
Other equipment	558,213	473,484
Office building	215,673	215,673
Vehicles	111,905	35,523
Construction in progress	1,509,548	11,640

	33,420,619	31,634,882
Less accumulated depreciation	7,252,149	6,144,431

	26,168,470	25,490,451

Investments	5,995,234	5,974,638

Other Assets
Debt origination costs, net of accumulated amortization; June 30, 2006 - $7,668 and 2005 - $4,858	31,988	34,798

Deposit on construction	4,000,000	—

	$46,254,621	$40,145,255

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$958,932	$1,374,429
Current maturities of long-term debt	2,298,175	1,459,466
Subscription payable	—	786,312
Option and futures contracts	61,875	67,105
Accrued property taxes	288,354	313,514
Accrued expenses	281,047	196,005

Total current liabilities	3,888,383	4,196,831

Long-term Debt	9,519,467	7,615,733

Subscription Payable	—	3,713,688

Members’ Equity – 15,318 Units	32,846,771	24,619,003

	$46,254,621	$40,145,255

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
Net Sales
Ethanol sales	$11,651,780	$10,043,026	$23,662,680	$18,917,624
Distillers grain sales	1,639,126	1,536,604	3,237,845	3,140,106
Energy production credits	1,165,089	1,099,315	1,563,227	1,438,845

	14,455,995	12,678,945	28,463,752	23,496,575

Cost of Sales	8,062,273	8,336,721	15,594,376	15,325,166
Cost of Sales-Related Parties	478,724	423,292	1,448,055	1,408,594

Loss (Gain) on Option and Futures Contracts	33,245	(107,189)	(217,749)	233,819

Total Cost of Sales	8,574,242	8,652,824	16,824,682	16,967,579

Gross Profit	5,881,753	4,026,121	11,639,070	6,528,996

Selling, General and Administrative Expenses	397,615	406,547	908,909	1,531,521

Income from Operations	5,484,138	3,619,574	10,730,161	4,997,475

Other Income (Expense)
Other income	1,537	1,163	3,687	1,960
Interest expense	(149,227)	(155,204)	(392,254)	(372,963)
Interest income	79,258	38,634	163,278	80,767

	(68,432)	(115,407)	(225,289)	(290,236)

Income before Equity in Net Income of Affiliate	5,415,706	3,504,167	10,504,872	4,707,239

Equity in Net Income of Affiliate	7,365	—	20,596	—

Net Income	$5,423,071	$3,504,167	$10,525,468	$4,707,239

Basic and Diluted Earnings Per Membership Unit	$354.03	$228.76	$687.13	$307.30

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

Distributions Declared Per Membership Unit	$—	$—	$150	$100

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating Activities
Net income	$10,525,468	$4,707,239
Items not requiring (providing) cash
Depreciation and amortization expense	1,110,528	1,111,034
Write-off of debt origination costs	—	562,442
Gain on sale of property and equipment	—	(819)
Equity in net income of affiliate	(20,596)	—
Interest earned on certificates of deposit	(15,268)	—
Loss (gain) on option and futures contracts	(217,749)	233,819
Changes in
Accounts receivable	(776,340)	(1,226,645)
Inventories	(44,130)	878,790
Margin account	164,600	(358,625)
Prepaid expenses	105,175	123,604
Accounts payable and accrued expenses	(355,615)	(634,920)
Deferred revenue	—	(538,477)

Net cash provided by operating activities	10,476,073	4,857,442

Investing Activities
Purchase of certificates of deposit	(500,000)	(1,500,000)
Proceeds from sale of certificates of deposit	1,540,857	—
Proceeds from sale of property and equipment	—	9,000
Subscription paid for investments	(4,500,000)
Purchases of property and equipment	(5,785,737)	(466,031)

Net cash used in investing activities	(9,244,880)	(1,957,031)

Financing Activities
Issuance of long-term debt	4,500,000	10,000,000
Payments on long-term debt	(1,757,557)	(16,302,685)
Payment of debt origination costs	—	(39,656)
Distributions paid	(2,297,700)	(3,063,600)

Net cash provided by (used in) financing activities	444,743	(9,405,941)

Increase (Decrease) in Cash and Cash Equivalents	1,675,936	(6,505,530)

Cash and Cash Equivalents, Beginning of Year	5,127,782	11,693,097

Cash and Cash Equivalents, End of Year	$6,803,718	$5,187,567

Supplemental Cash Flows Information

Increase in accounts payable for purchase of plant equipment	$—	$275,000

Interest paid (net of amount capitalized)	$388,086	$388,576

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

June 30, 2006

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 24 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 65% of trade accounts receivable as of June 30, 2006. Substantially all ethanol sales are made to one broker.

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

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	June 30, 2006	December 31, 2005
Raw materials, enzymes and additives	$569,742	$375,082
Work-in-progress	157,188	155,913
Finished goods	70,603	222,408

	$797,533	$753,403

Husker Ag, LLC

Notes to Financial Statements

June 30, 2006

Other Assets

The deposit on construction amount is comprised of a $2 million deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant required at the time of signing the Letter of Intent, which was executed on April 4, 2006. The remaining $2 million was required on the later of the date that the definitive agreement is signed or approval of the expansion by a supermajority vote of the members of the Company. The supermajority vote was obtained on June 26, 2006 at the 2006 annual meeting of members and payment was remitted on June 28, 2006. It is the company’s accounting policy to capitalize interest related to expenditures of this size. In accordance with this policy, $51,398 of interest has been capitalized using the Company’s average interest rate.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

Investments

It is the accounting policy of the Company, to account for investments using the equity method of accounting when the investment represents 20% – 50% ownership of the investment entity. The Company uses the cost basis method when the investment is less than 20% ownership of the investment entity.

Non-Monetary Exchange

In accordance with Financial Accounting Standards Board No. 153, non-monetary exchanges of productive assets are accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. As discussed in Note 3, the Company exchanged its investment in one non-public entity for an investment in another non-public entity. Fair value of the non-public entities cannot be reasonably determined since the entities are either a development stage entity or an entity that had not commenced operations within their stated primary line of business at the time of the exchange. Accordingly, the Company has recorded the value of the acquired investment at the book value cost basis of the asset relinquished in the transaction.

Note 2: Commitments and Related Parties

At June 30, 2006, the Company had entered into agreements to purchase 4,763,340 bushels of corn at an average price of $2.25 per bushel to be delivered between July 2006 and December 2008. Eighty-five contracts totaling 1,263,613 bushels are with related parties.

At June 30, 2006, the Company had contracts for the sale of approximately 16,182,000 gallons of ethanol with prices ranging from $1.35 to $2.20 per gallon with delivery from July 2006 through June 2007.

The Company has committed to purchase various equipment related to a beer well expansion and grain bin expansion. The cost of the expansion is estimated to range from $1,000,000 to $1,500,000 for the beer well and $1,500,000 for the grain bins. Of the estimated costs, there has been $750,534 and $693,109 expended for the beer well and grain bin projects as of June 30, 2006.

Husker Ag, LLC

Notes to Financial Statements

June 30, 2006

Note 2: Commitments and Related Parties – continued

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the periods ended June 30 are approximately as follows:

	June 30, 2006	December 31, 2005
Balance Sheets
Accounts receivable	$62,000	$52,000
Accounts payable	6,000	174,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statements of Income
Distillers grain sales	$223,000	$215,000	$464,000	$433,000
Corn purchases	479,000	424,000	1,448,000	1,408,000

Note 3: Investments

On May 2, 2006, the Company executed a Membership Interest Purchase Agreement with US BioEnergy Corporation for 3,000,000 shares of common stock of US BioEnergy in exchange for the Company’s 24.1% ownership in Val-E Ethanol. The agreement has a rescission provision in the event of certain events occurring prior to the end of 2006. The agreement will be rescinded and the Company will regain its 24.1% ownership of Val-E Ethanol if (i) US BioEnergy does not meet certain specified criteria by the end of 2006; and (ii) Platte Valley Fuel Ethanol, LLC, the majority owner of Val-E Ethanol, elects to rescind its corresponding agreement with US BioEnergy. With the occurrence of this transaction, the investment is being recorded using the cost basis method of accounting as disclosed in Note 1.

On December 28, 2005, the Company purchased a 24.1% ownership interest in Val-E Ethanol, LLC, a development stage company for $6,000,000. The investment was recorded at an amount equal to the Company’s equity in Val-E Ethanol, LLC’s net assets as of the acquisition date less the Company’s equity in Val-E Ethanol’s net losses from the acquisition date. Financial position and results of operations of Val-E Ethanol prior to the exchange agreement discussed above are summarized below:

April 30, 2006
Current assets	$14,883,381
Property and other long-term assets	14,504,980

Total assets	29,388,361
Current liabilities	4,498,137

Net assets	$24,890,224

Four months ended April 30, 2006
Net sales	$—

Net income	$58,550

Husker Ag, LLC

Notes to Financial Statements

June 30, 2006

Note 4: Long-term Debt

Long-term debt consists of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	7,976,150	8,809,500
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,320 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	250,425	265,699
Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	3,591,067	—

Total long-term debt	11,817,642	9,075,199
Less current maturities	2,298,175	1,459,466

	$9,519,467	$7,615,733

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring April 30, 2007. At June 30, 2006 and 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at 9.0% through June 30, 2006 and at a variable interest rate of Wall Street Journal Prime plus 0.75% thereafter. Interest is payable monthly.

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 1, 2007, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Future annual maturities of long-term debt as of June 30, 2006 are as follows:

Year Ending June 30,	Long-Term Debt
2007	$2,298,175
2008	2,372,264
2009	2,439,390
2010	2,329,849
2011	1,465,753
Thereafter	912,211

$11,817,642

Husker Ag, LLC

Notes to Financial Statements

June 30, 2006

Note 5: Rights Offering

On June 26, 2006, at the Annual Meeting of Members, the Members approved a proposed plant expansion. In conjunction with this expansion, the Company will proceed with its previously announced rights offering. While the final terms of the offering have not yet been determined, this offering will be to the existing members of Husker Ag giving each a right to subscribe to newly issued Membership Units on a pro rata basis, based on the member’s percentage ownership interest in the Company. The rights offering is expected to include the following terms:

(1) All Husker Ag members who are members as of a record date, which is anticipated to be in August 2006, will be eligible to participate. The record date will be announced at a later date.

(2) It is anticipated that each Husker Ag member will be offered a nontransferable right to subscribe to one membership unit for each unit held as of the record date at a subscription price of $1,000 per unit. There are currently 15,318 Membership Units outstanding, and the total rights offering is anticipated to be for a maximum of 15,318 units or $15,318,000. In its discretion, the Company’s Board of Directors may also provide for oversubscription rights, with the terms of such oversubscription rights, if any, to be included at the time of the commencement of the rights offering. Members exercising their rights will be required to make a 10% down payment upon exercise of the right, with additional amounts due within 30 days of a call notice from the Company.

(3) It is currently anticipated that the rights offering will commence in September or October 2006, subject to regulatory review and approval, and will continue for a 30-day subscription period.

(4) The purpose of the rights offering would be to raise equity capital for the proposed plant expansion project. The Company expects to apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

There can be no assurance that all such conditions will occur. There can also be no assurance that the Company will be able to raise enough equity financing from its members to allow the Company to continue with the Plant Expansion Project.

Note 6: Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under this program for the three-and-six month periods ended June 30, 2006 were $1,161,441 and $1,559,579, respectively.

Credits earned under this program for the three-and-six month periods ended June 30, 2005 were $1,077,000 and $1,452,000, respectively.

Credits earned under the aforementioned state energy production program are included in net sales in the accompanying statements of income.

Note 7: Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges or water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilities arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present

Husker Ag, LLC

Notes to Financial Statements

June 30, 2006

Note 7: Contingencies – continued

activities. The Company continues to operate under an amended construction air permit. Emission test results are currently under review by Nebraska DEQ for consideration of an operating air permit.

Note 8: Subsequent Events

On July 25, 2006, the Company executed an Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price with ICM, Inc. Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that would add 40 million gallons per year of ethanol production capacity to the Company’s existing operations. This expansion will be adjacent to the Company’s existing plant and will result in the Company’s total plant capacity exceeding 60 million gallons per year.

Under the terms of the Design-Build Agreement, the Company will pay ICM $44,750,000 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. As part of the agreement, the Company also entered into a limited License Agreement with ICM to use the technology and information in the design and construction of the plant expansion.

The Design-Build Agreement requires the Company to pay ICM a down payment in the amount of 10% of the total contract price. As required, the Company has already paid ICM $4,000,000 of the down payment. The remaining $475,000 will be paid upon delivery of the Notice to Proceed under the agreement. The Company will make payments to ICM on a progress billing basis, based upon periodic applications for payment for all work performed as of the date of the application. The Company will retain 5% of the amount submitted in each application for payment. Upon substantial completion of the entire project, as defined in the agreement, the Company will release all retained amounts, less an amount equal to $500,000 plus the reasonable cost to complete all remaining items. When the new plant meets the performance criteria set forth in the agreement, which includes the requirement that the new plant operate at a rate of 40 million gallons per year of ethanol based on a seven-day performance test, the Company will release the $500,000 retainage.

The scheduled substantial completion date is 440 days after the Company provides ICM with a written Notice to Proceed. The agreement provides that the contract times may not commence before all necessary underground utilities have been installed at the site and a level buildable site is provided to ICM to commence construction.

On August 3, 2006, the Board of Directors declared a dividend of $200 per unit with a date of record of August 1, 2006 payable on or before August 16, 2006 subject to lender approval. On August 3, 2006, Union Bank approved the distribution totaling $3,063,600.

Commencing June 1, 2006, the Company automatically renewed the Risk Management and Ethanol Marketing Contract with FC Stone, LLC, an Iowa limited liability company, and Eco-Energy, Inc., a Tennessee corporation pursuant to which FCStone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The current term of the 2005 Marketing Agreement expires on September 30, 2007, and it will be automatically renewed unless the Company provides notice of termination prior to June 1, 2007.

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

Overview

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), owns and operates an ethanol plant located near Plainview, Nebraska. Husker Ag’s business consists of the production of ethanol and an ethanol co-product, distillers grains. The Company began grinding corn and producing ethanol in March 2003. Currently the ethanol plant converts roughly ten million bushels of corn into approximately 27 million gallons of ethanol per year. The ethanol plant also currently produces and sells over 160,000 tons of modified wet distillers grain on an annual basis.

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

Results of Operations for the three months ended June 30, 2006 and 2005

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended June 30, 2006 and 2005. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
Sales and revenues	$14,455,995	100.0%	$12,678,945	100.0%
Cost of sales	(8,540,997)	(59.1)%	(8,760,013)	(69.1)%
Gain (loss) on options	(33,245)	(0.2)%	107,189	0.8%

Gross profit	5,881,753	40.7%	4,026,121	31.7%

Selling, general and administrative expenses	(397,615)	(2.8)%	(406,547)	(3.2)%

Operating income	5,484,138	37.9%	3,619,574	28.5%

Interest expense	(149,227)	(1.0)%	(155,204)	(1.2)%
Interest and other income	80,795	0.6%	39,797	0.3%

Income before equity in net income of affiliate	5,415,706	37.5%	3,504,167	27.6%
Equity in net income of affiliate	7,365	—	—	—

Net income	$5,423,071	37.5%	$3,504,167	27.6%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended June 30, 2006 and 2005, ethanol sales comprised 80.6% and 79.2%, respectively, of total net sales. Distillers grain sales comprised 11.3% and 12.1% of the Company’s total net sales for the quarter ended June 30, 2006 and 2005, respectively; while federal and state energy production credits make up the remaining 8.1% and 8.7% of the Company’s total net sales for the second quarter of 2006 and 2005, respectively.

Net sales for the three months ended June 30, 2006 increased by approximately 14% over the same period from the prior year. This is largely due to an increase in ethanol sales of over $1.6 million. Energy production credits increased approximately $65,000 for the second quarter of 2006 over the corresponding prior year period; this increase in credits was accompanied by an increase of approximately $103,000 in distillers grain sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the second quarter of 2006 increased by 16.0% over the same period from the prior year. This increase is due to (i) an increase of 7.0% in the average price received per gallon for the second quarter of 2006 over the second quarter of 2005; and (ii) an 8.5% increase in the amount of ethanol produced during the second quarter of 2006 compared to the first quarter of 2005.

The vast majority of ethanol sold during the second quarter of 2006 was sold pursuant to a forward contract. At June 30, 2006, the Company had forward contracts for the sale of approximately 16.2 million gallons of ethanol with fixed prices ranging from $1.35 to $2.20 per gallon to be delivered through June 2007.

Distillers Grain Sales

Sales of distillers grain increased by $103,000, or 6.7% for the second quarter of 2006 compared to the second quarter of 2005. The price of distillers grain has a close relationship to the price of corn. The Company’s average price of corn increased by 8.9% for the second quarter of 2006 compared to the same period in 2005. By comparison, the average price of distillers grain increased by 2.5% from the second quarter of 2005 to the second quarter of 2006. This increase in the average price of distillers grain was accompanied by a 7.4% increase in the Company’s production of distillers grain for the second quarter of 2006 compared to the second quarter of 2005.

Energy Production Credits

Net sales included approximately $1.2 million of energy production credits for the three months ended June 30, 2006, which is approximately $66,000 more than the net production credits earned in the second quarter of 2005. Except for a small adjustment for federal credits, energy production credits for the second quarter of 2006 are derived entirely from the State of Nebraska. Variances in the Company’s state credits from one quarter over a prior year quarter are largely due to the Company’s production during the period. While the Company may earn marginally more or less credits from the State of Nebraska in one quarter versus another, the state credits earned by the Company on an annual basis have remained relatively constant historically (see discussion regarding Nebraska credits below). The Company’s net income for the second quarter of 2006 without the energy production credits included in net sales would have been approximately $4.3 million (compared to actual net income of approximately $5.4 million).

While the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2006 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below), the Company expects calendar year 2006 revenues from the federal program to be insignificant.

Energy Credits – Federal Program. The ethanol producer credits from the federal government included incentive revenue from the United States Department of Agriculture’s Commodity Credit Corporation (“CCC”) under its Bioenergy Program. This program expired on June 30, 2006. Under this program, the CCC made payments to eligible bioenergy producers to encourage increased purchases of agricultural commodities, such as corn, for the purpose of expanding production of bioenergy and to encourage the construction of new production capacity. Cash payments to eligible ethanol producers were based on the increase in gallons of ethanol produced from the prior federal fiscal year (which is an October 1 to September 30 fiscal year) and the market price of corn at the end of each quarter, with a more favorable calculation structure used for producers who generate less than 65 million gallons of ethanol annually.

Since the plant was operating at nearly full capacity for all of 2004 and 2005, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2006. Accordingly, the Company did not earn any federal ethanol producer credits during the first half of 2006, and with the termination of the program on June 30, 2006, the Company does not expect to receive any payments from this program in the future.

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

Gain/Loss on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, in the past 12 months, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has also taken hedging positions in unleaded gas futures and options markets. However, the Company did not purchase any option and futures contracts on natural gas or unleaded gas during the first half of 2006 nor did the Company have any such contracts outstanding as of June 30, 2006.

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

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FCStone, LLC (“FCStone”), a commodities risk management firm, under which FCStone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant. As of June 30, 2006, the Company had purchased put options on approximately 500,000 bushels of corn inventory. These put options were intended to protect against a price decline on the corn that was purchased using futures contracts. As of June 30, 2006, the Company had open long positions for 1,350,000 bushels of price protection ranging from $2.40 to 2.90 per bushel and open futures positions of 895,000 bushels of price protection ranging from $2.55 to $2.74. The Company has recorded these positions at their fair value. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

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

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not purchase any option and futures contracts on natural gas during the second quarter of 2006 and did not have any such contracts outstanding at June 30, 2006. During the second quarter of 2006, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2007. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

During 2005 and in the first half of 2006, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, in 2005, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005. However, the Company did not enter into any gas-plus contracts during the six months ended June 30, 2006 and did not have any gas-plus contracts outstanding on June 30, 2006. As a result, the Company did not purchase any option and futures contracts on unleaded gas in the first half of 2006 and did not have any such contracts outstanding on June 30, 2006.

The Company’s net income for the three months ended June 30, 2006, included net realized and unrealized loss on option and futures contracts in the amount of $33,245. This amount is solely a loss on corn hedging. Market conditions during the second quarter of 2006 were relatively neutral for the Company’s option and futures contracts on corn. However, the Company cannot predict whether it will realize additional gains or losses on option and futures contracts in the future.

The Company’s net income for the three months ended June 30, 2005, included net realized gain on option and futures contracts in the amount of $107,189. This amount consists of a gain on contracts on natural and unleaded gas of $125,960 offset by a small loss on corn contracts. Market conditions during the second quarter of 2005 were relatively favorable for the Company’s option and futures contracts on natural and unleaded gas.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended June 30, 2006 and 2005, the Company’s cost of sales, as a percentage of total net sales, was 59.1% and 69.1%, respectively. In actual dollars, cost of sales decreased by 2.5% percent from the second quarter of 2006 compared to the second quarter of 2005.

Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 54.7% and 49.9% of total cost of sales for the three months ended June 30, 2006 and 2005 respectively. Natural gas and the denaturant made up 20.4% and 15.0% of cost of sales for the second quarter of 2006 and 2005. Natural gas and denaturant costs increased $427,000 due to price increases in natural gas and increased usage in denaturant. The primary reason for the large decrease in cost of sales is due to an inventory change that occurred in 2005 during the month of June due to a change in terms on the Company’s ethanol shipments. By comparison, this change resulted in a $611,000 decrease in the Company’s cost of sales for the three months ended June 30, 2006. Factoring out this change results in an actual 6.7% increase in cost of sales for the three months ended June 30, 2006 compared to the same period for the prior year.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2006. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the three months ended June 30, 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.0% and 3.5%, respectively. The Company’s selling, general and administrative expenses decreased by approximately $9,000 or 2.2% for the second quarter of 2006 compared to 2005. This decrease was primarily due to decreases in property taxes and accounting fees. For the remainder of 2006, Husker Ag anticipates its typical selling, general and administrative expenses will generally remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits. However, the Company will experience some nonrecurring administrative expenses over the next 6 to 12 months due the pending rights offering and plant expansion project. See “General Developments” below for a description of this offering and plant expansion project.

Interest and Other Income

Interest and other income for the three months ended June 30, 2006, consisted of $79,259 of interest income and $1,537 of other income. For the three months ended June 30, 2005, the Company had interest income of $38,634 and other income of $1,163. Interest income was slightly higher in the second quarter of 2006 primarily due to higher interest rates and the Company’s investment of some of its available cash in short-term certificates of deposit.

Equity in Net Income of Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant currently under construction in Ord, NE. For the second quarter 2006, the Company reported income of $7,365 from its affiliate. See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006.

Interest Expense

Interest expense for the three months ended June 30, 2006, was $149,227 compared to $155,204 for the three months ended June 30, 2005, remaining relatively consistent. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Net Income

Net income for Husker Ag for the three months ended June 30, 2006 was approximately $5.4 million consisting mostly of income from operations of approximately $5.5 million, along with approximately $7,000 of equity in net income of affiliate, $1,500 of other income and $79,000 of interest income offset by approximately $149,000 of interest expense. Income from operations for 2006 included an approximate $33,000 loss on option and futures contracts.

By comparison, the Company experienced net income for the three months ended June 30, 2005 in the approximate amount of $3.5 million, largely due to income from operations of approximately $3.6 million, and approximately $1,200 of other income and $39,000 of interest income offset by interest expense in the approximate amount of $155,000. Income from operations for the second quarter of 2005 included an approximate $107,000 gain on option and futures contracts.

For the reasons set forth above, the Company’s net income for the second quarter of 2006 was approximately $1.9 million more than the second quarter of 2005.

Results of Operations for the six months ended June 30, 2006 and 2005

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the six months ended June 30, 2006 and 2005. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
Sales and revenues	$28,463,752	100.0%	$23,496,575	100.0%
Cost of sales	(17,042,431)	(59.9)%	(16,733,760)	(71.2)%
Gain (loss) on options	217,749	0.8%	(233,819)	(1.0)%

Gross profit	11,639,070	40.9%	6,528,996	27.8%

Selling, general and administrative expenses	(908,909)	(3.2)%	(1,531,521)	(6.5)%

Operating income	10,730,161	37.7%	4,997,475	21.3%

Interest expense	(392,254)	(1.4)%	(372,963)	(1.6)%
Interest and other income	166,965	0.6%	82,727	0.3%

Income before equity in net income of affiliate	10,504,872	36.9%	4,707,239	20.0%
Equity in net income of affiliate	20,596	0.1%	—	—

Net income	$10,525,468	37.0%	$4,707,239	20.0%

Net Sales

For the six months ended June 30, 2006 and 2005, ethanol sales comprised 83.1% and 80.5%, respectively, of total net sales. Distillers grain sales comprised 11.4% and 13.4% of the Company’s total net sales for the six months ended June 30, 2006 and 2005, respectively; while state energy production credits make up the remaining 5.5% and 6.1% of the Company’s total net sales for the first two quarters of 2006 and 2005, respectively.

Net sales for the six months ended June 30, 2006 increased approximately 21.1% over the same period from the prior year. This increase is largely due to a 25.1% or $4.7 million increase in ethanol sales. There was also an approximate 3% increase in distillers grain sales and an 8.7% increase in energy production credits for the first six months of 2006 over the corresponding prior period. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first six months of 2006 increased by 25.1% compared to the same period from the prior year. This increase is due to (i) an increase of 16.2% in the average contract price for ethanol sold during the first six months of 2006 compared to the first six months of 2005; and (ii) an increase of 7.9% in the amount of ethanol produced during the first half of 2006 over the same period from the prior year.

Distillers Grain Sales

Sales of distillers grain increased by approximately $98,000, or 3.0% for the first six months of 2006 compared to the first six months of 2005. This increase is largely due to a 7% increase in distillers grain production for the six month period ended June 30, 2006 compared to the corresponding prior year period.

Energy Production Credits

Net sales included approximately $1.5 million of energy production credits for the six months ended June 30, 2006, which is approximately $124,000 more than the net production credits earned in the first six months of 2005. This increase is largely due to a 7.9% increase in ethanol production for the first six months of 2006 compared to the first six months of 2005. Except for a small adjustment for federal credits, energy production credits for the second quarter of 2006 are derived entirely from the State of Nebraska. The Company’s net income for the six months ended June 30, 2006 without the energy production credits included in net sales would have been approximately $9 million (compared to actual net income of approximately $10.5 million).

While the producer credits from the State of Nebraska should remain relatively consistent with 2005 for the remainder of 2006 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below), the Company does not expect to receive any federal program payments in the future. Both federal and Nebraska credits are discussed in detail above.

Gain/Loss on Option and Futures Contracts

The Company’s net income for the six months ended June 30, 2006, included net realized gain on option and futures contracts in the amount of $217,749. Contracts on unleaded gas created $25,855 of the gain for the six months ended June 30, 2006, with the balance coming from corn contracts. Market conditions for corn during the first half of 2006 were relatively favorable for the Company’s option and futures contracts creating the majority of this gain.

For the six months ended June 30, 2005, the Company’s net income included net realized and unrealized losses on option and futures contracts in the amount of $233,819. Contracts on natural and unleaded gas created $186,782 of the $233,819 loss for the six months ended June 30, 2005, with the balance coming from corn contracts. While there was some offset during the second quarter of 2005, market conditions during the first quarter of 2005 were unfavorable for the Company’s option and futures contracts creating the loss.

Cost of Sales

For the six months ended June 30, 2006 and 2005, the Company’s cost of sales, as a percentage of total net sales, was 59.9% and 71.2%, respectively. In actual dollars, cost of sales increased by 1.8% from the first six months of 2006 compared to the first six months of 2005. Corn costs comprised 57% and 55.8% of total cost of sales for the six months ended June 30, 2006 and 2005 respectively. Natural gas and the denaturant made up 20.9% and 16.7% of cost of sales for the six months of 2006 and 2005, respectively.

Increases in corn, natural gas and denaturant costs for the first half of 2006 over the same period for the prior year were offset by the $611,000 comparative decrease in cost of sales due to the inventory change in 2005 that was described in the section entitled “Cost of Sales” above. Discounting this change would result in a larger increase in the cost of sales over the prior year period.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2006. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the six months ended June 30, 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.4% and 6.9%, respectively. The Company’s selling, general and administrative expenses decreased by over $622,000 or 40.6% for the first six months of 2006 compared to the first six months of 2005.

This large decrease was primarily due to (i) the Company’s refinancing of its long term debt in February 2005 which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company’s remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $560,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for the first six months of 2006 actually increased slightly from the same time period for 2005. For the remainder of 2006 and into 2007, Husker Ag anticipates that its typical selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits. However, as noted above in the previous section entitled “Selling, General and Administrative Expenses”, the Company expects to incur additional administrative expenses in the next 6 to 12 months due the pending rights offering and plant expansion project.

Equity in Net Income of Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant currently under construction in Ord, NE. For the six months ended June 30 2006, the Company reported income of $20,596 from its affiliate. See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006.

Interest and Other Income

Interest and other income for the six months ended June 30, 2006, consisted of $163,278 of interest income and $3,687 of other income. For the six months ended June 30, 2005, the Company had interest income of $80,767 and other income of $1,960. Interest income was much higher in 2006 due to large amounts of cash equivalents and interest bearing deposits held by the Company during the period at higher interest rates.

Interest Expense

Interest expense for the six months ended June 30, 2006, was approximately $392,000 compared to roughly $373,000 for the six months ended June 30, 2005. This relatively small increase is due to the financing of long-term debt for a 24.1% equity investment in Val-E Ethanol, LLC during the first quarter of 2006 (see the section entitled “Liquidity and Capital Resources” below) which increased the interest expense and the amount of the principal portion of long-term debt.

Net Income

Net income for Husker Ag for the six months ended June 30, 2006 was approximately $10.5 million consisting mostly of income from operations of approximately $10.7 million, along with approximately $21,000 of equity in net income of affiliate, $3,700 of other income and $163,000 of interest income offset by approximately $392,000 of interest expense. Income from operations for the first half of 2006 included an approximate $218,000 loss on option and futures contracts.

By comparison, the Company experienced net income for the six months ended June 30, 2005 in the approximate amount of $4.7 million, largely due to income from operations of approximately $5.0 million, and approximately $2,000 of other income and $81,000 of interest income offset by interest expense in the approximate amount of $373,000. Income from operations for the first half of 2005 included an approximate $234,000 gain on option and futures contracts.

For the reasons set forth above, the Company’s net income for the first six months of 2006 was over $5.8 million more than the first six months of 2005. The primary reason for this increase is an increase in ethanol sales of over $4.7 million.

Liquidity and Capital Resources

The Company’s liquidity and capital resources would be affected in the short-term by its pending plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this proposed expansion.

As of June 30, 2006, the Company had current assets of approximately $10 million, including cash and cash equivalents of approximately $6.8 million and the Company had total assets of approximately $46.3 million. As of June 30, 2006, the Company had current liabilities totaling approximately $3.9 million. As of June 30, 2006, the Company’s ratio of current assets to current liabilities was 2.59 to one, compared to 2.06 to one as of December 31, 2005.

As of June 30, 2006, the Company had total members’ equity of approximately $32.8 million, or $2,144.33 per unit. This compares to total members’ equity of approximately $24.6 million, or $1,607.19 per unit as of December 31, 2005, and approximately $24.6 million, or $1,605.63 per unit as of June 30, 2005. Members’ equity increased by approximately $8.2 million during the six months of 2006 due to net income for the period in the amount of approximately $10.5 million offset by distributions declared and paid in the amount of $2,297,700.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the six months ended June 30, 2006, generated approximately $10.5 million of net cash flow. The net cash from operating activities includes, among several other material items, net income from operations before depreciation and amortization in the amount of approximately $11.6 million.

Cash Flow from Investing Activities. For the six months ended June 30, 2006, net cash used for investing activities totaled approximately $9.2 million which included $4.5 million to pay the subscription for investment in affiliate and approximately $5.8 million to purchase property and equipment and $500,000 to purchase certificates of deposit. This was offset by approximately $1.5 million received from the sale of certificates of deposit.

Cash Flow from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2006, totaled approximately $445,000, which consisted of proceeds from long-term debt of $4,500,000, reduced by the payment of distributions ($2,297,700) and net payments on long-term debt ($1,757,557).

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

As part of this refinancing, Midwest Bank provided the Company with a multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. On February 22, 2006, Midwest Bank extended the Company’s revolving line of credit until April 30, 2006. On May 23, 2006, the Company executed a Commercial Loan Agreement and related promissory note with Union Bank for a revolving line of credit with maximum borrowings of $5,000,000, replacing the Company’s revolving line of credit provided by Midwest Bank.

Since that date, Union Bank has been the Company’s primary and sole lender. On June 30, 2006, the Company had the following outstanding loan obligations with Union Bank:

1. Term Loan – single advance term loan in the amount of $10,000,000. This term note is amortized over a seven year period with a final maturity date of February 22, 2012. This note is payable in equal monthly installments of $119,050 plus interest. The interest rate on this note is fixed at 6.20% for the first five years. Thereafter, the interest rate will be the then 2-year Treasury Constant Maturity Rate plus 3.00%.

2. Line of Credit – multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted every time this index rate changes (the WSJ Prime Rate was last changed to 8.25% on June 29, 2006, with a resultant interest rate of 9.0% as of August 14, 2006). Principal is due at maturity on or before April 30, 2007. Husker Ag intends to utilize this new line of credit when needed for operating purposes. The Company had not borrowed any money from Union Bank pursuant to this line of credit as of August 14, 2006.

3. Val-E Loan – single advance term loan in the amount of $4,500,000. On December 28, 2005, Husker Ag executed a new Commercial Loan Agreement and related promissory note with Union Bank for a single advance term loan in the amount of $4,500,000 (the “Val-E Loan”). This Val-E Loan provided Husker Ag the funds necessary to purchase a 24.1% equity interest in Val-E Ethanol, LLC. See “General Developments” below for further discussion on this investment including an update on the Company’s recent exchange of this investment for an investment in another company. The proceeds from the Val-E Loan were wired to Husker Ag on or about January 4, 2006. This term note is amortized over a sixty (60) month period commencing February 4, 2006, with a final maturity date of January 4, 2011. The interest rate is fixed at 6.85% per year for the term of the note. On January 31, 2006, Husker Ag used the proceeds from this term loan for the balance of its purchase of its membership interest in Val-E Ethanol, LLC; the Company had also paid $1,500,000 of its own cash for this investment.

Union Bank Loan Terms. The loans with Union Bank are secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles. The primary term loan and the Val-E Loan are each subject to a 3% prepayment penalty if refinanced with another lender. Otherwise, Husker Ag may pay off the loans without penalty.

Loan Covenants. Each of the Commercial Loan Agreements with Union Bank require lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from Union Bank for any capital improvements in excess of $2,800,000 for 2006; such capital improvement limit may be amended annually with the approval of Union Bank. This limit will need to be increased for the pending plant expansion project. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (“debt coverage ratio” is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations. However, the pending plant expansion project is dependent upon the Company’s ability to secure debt financing. While Union Bank has provided a preliminary term sheet to the Company for financing of the plant expansion project, as of August 14, 2006, the Company had not reached a financing agreement with Union Bank for the expansion.

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

On August 3, 2006, US BioEnergy filed a Form S-1 Registration Statement with the SEC announcing its intention to proceed with an initial public offering (“IPO”). However, there is no assurance that this IPO will be successful and, even if US BioEnergy is able to complete its offering and establish an initial public market for its stock, Husker Ag’s shares in US BioEnergy may be “restricted securities” under Rule 144 of the Securities Act of 1933, or Rule 144, which may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144.

Whether or not US BioEnergy is successful with its IPO, this investment is not expected to make distributions to the Company in the short-term, and there is no assurance that the Company will receive distributions from either Val-E Ethanol or US BioEnergy in the future; nor is there any assurance that US BioEnergy will provide any additional liquidity or value to the Company’s original investment in Val-E Ethanol.

Expansion of Plant

On February 28, 2006, the Husker Ag Board of Directors approved a plan to proceed with a plant expansion project at the current Husker Ag location near Plainview, Nebraska, subject to member approval at the upcoming Husker Ag annual meeting.

At the Annual Meeting of Members held on June 26, 2006, the Company’s members voted to proceed with the proposed expansion. See Part II, Item 4 below for the results of the actual voting at the Annual Meeting.

On July 25, 2006, the Company executed an Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price (the “Design-Build Agreement”) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (“ICM”). Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that would add 40 million gallons per year of ethanol production capacity to the Company’s existing operations. This expansion will be adjacent to the Company’s existing plant and will result in the Company’s total plant capacity exceeding 60 million gallons per year.

Under the terms of the Design-Build Agreement, the Company will pay ICM $44,750,000 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. As part of the agreement, the Company also entered into a limited License Agreement with ICM to use the technology and information in the design and construction of the plant expansion.

The Design-Build Agreement requires the Company to pay ICM a down payment in the amount of 10% of the total contract price. As required, the Company has already paid ICM $4,000,000 of the down payment. The remaining $475,000 will be paid upon delivery of the Notice to Proceed under the agreement. The Company will make payments to ICM on a progress billing basis, based upon periodic applications for payment for all work performed as of the date of the application. The Company will retain 5% of the amount submitted in each application for payment. Upon substantial completion of the entire project, as defined in the agreement, the Company will release all retained amounts, less an amount equal to $500,000 plus the reasonable cost to complete all remaining items. When the new plant meets the performance criteria set forth in the agreement, which includes the requirement that the new plant operate at a rate of 40 million gallons per year of ethanol based on a seven-day performance test, the Company will release the $500,000 retainage.

The scheduled substantial completion date is 440 days after the Company provides ICM with a written Notice to Proceed. The agreement provides that the contract times may not commence before all necessary underground utilities have been installed at the site and a level buildable site is provided to ICM to commence construction. A copy of the Design-Build Agreement is attached as an exhibit to this Form 10-Q.

Rights Offering

As indicated in greater detail in the Company’s press release issued on March 29, 2006, the Company intends to pursue a rights offering to help finance the plant expansion. A rights offering is an offering to the existing members of Husker Ag of a right to subscribe to newly issued membership units on a pro rata basis, based on the member’s percentage ownership interest in the Company.

The final terms of the rights offering have not yet been determined. However, the rights offering is expected to include the following terms:

(1) All Husker Ag members who are members as of a record date which is anticipated to be in August 2006 will be eligible to participate. The record date will be announced at a later date, but will be following the close of the sale transactions that occurred during the trimester trading period which commenced April 1, 2006.

(2) It is anticipated that each Husker Ag member will be offered a nontransferable right to subscribe to one membership unit for each unit held as of the record date at a subscription price of $1,000 per unit. There are currently 15,318 Membership Units outstanding, and the total rights offering is anticipated to be for a maximum of 15,318 units or $15,318,000. In its discretion, the Company’s Board of Directors may also provide for oversubscription rights, with the terms of such oversubscription rights, if any, to be included at the time of the commencement of the rights offering. Members exercising their rights will be required to make a 10% down payment upon exercise of the right, with additional amounts due within 30 days of a call notice from the Company.

(3) It is currently anticipated that the rights offering will commence in September or October 2006, subject to regulatory review and approval, and will continue for a 30-day subscription period.

(4) The purpose of the rights offering would be to raise equity capital for the plant expansion project. The Company expects to apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

(5) The rights offering is subject to the Company securing adequate debt financing from the Company’s lender. The Company will also need to raise enough equity financing from its members to allow the Company to continue with the expansion project. There can be no assurance that such conditions will occur.

Possible Loss of Federal Small Producer’s Tax Credit. The Company’s members have received the benefits of the federal small producer’s tax credit which is a $.10 per gallon of ethanol tax credit available for ethanol produced at plants with 60 million gallons or less of annual capacity. For the past several years, many members have been eligible to deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. However, the amount of any such credit received by a member must also be included in the gross income of the member for tax purposes. The small producer tax credit is scheduled to sunset December 31, 2010. If the Company completes the plant expansion project as presently proposed, Husker Ag will no longer qualify as a small producer and the small producer tax credit will end for Husker Ag members in the year that the Company’s total production capacity surpasses the 60 million gallon limit.

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

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Note 2 of the Financial Statements for additional information on related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of June 30, 2006, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 65.0% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

Marketing and Distribution Methods

Ethanol

Commencing June 1, 2005, the Company entered into the Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”) with FCStone, LLC, an Iowa limited liability company (“FCStone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FCStone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The current term of the 2005 Marketing Agreement expires on September 30, 2007, and it will be automatically renewed unless the Company provides notice of termination prior to June 1, 2007.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of June 30, 2006, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, the Company has been subject to its Construction Permit which was issued in January 2002. Before being modified in 2005, this permit limited production at the plant to 25,000,000 gallons of denatured alcohol.

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

During October and November 2005, Husker Ag conducted compliance testing as required by the NDEQ to determine whether it was operating in compliance with its modified Air Permit issued June 13, 2005. The Company submitted the final results of such testing in December 2005. The preliminary results from this test were favorable and indicated that the plant is in compliance with the limits of its modified Air Permit issued June 13, 2005. The NDEQ recently notified the Company that it will be operating on the modified construction air permit until the plant expansion has been completed.

Husker Ag anticipates that it will have a resolution to its operating permit application upon completion of the plant expansion and successful compliance testing which is currently anticipated in 2008. In the meantime, Husker Ag believes that it is in compliance with its modified Air Permit.

Employees

As of August 14, 2006, Husker Ag had a total of 34 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At June 30, 2006, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 2 and 4 of the Company’s financial statements.

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

Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to purchases of corn and natural gas and ethanol sales. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes. The option and futures contracts are recorded on the Company’s balance sheet at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and natural gas used in and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”). In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and are designated and qualify as cash flow hedges are recorded in other comprehensive income/loss. Gains and losses that are realized will be recognized in the statement of operations when the related corn or natural gas purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended June 30, 2006 and 2005”).

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

The Company attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as incorporating the use of forward cash contracts or basis contracts. As of June 30, 2006, the Company only owned option or futures contracts for the purpose of hedging corn – not natural gas or unleaded gas. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases as well as its gas-plus ethanol contracts as discussed further below.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at June 30, 2006, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $225,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2006, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $193,552. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

The Company estimates that its expected corn usage is approximately ten million bushels per year for the production of approximately 27 million gallons of ethanol. As of June 30, 2006, Husker Ag had cash, futures, and option contract price protection in place for approximately 41% of the Company’s expected corn usage through December 2007; and as of June 30, 2006, Husker Ag also had approximately 43% of its expected corn usage protected by cash purchase contracts through July 2007. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk the Company is participating in the management procurement fund with Cornerstone Energy. This fund is a diversified portfolio fund program for the purpose of assisting Husker Ag in managing price volatility. It is intended to enable Husker Ag to purchase natural gas with a commodity price based upon a combination of fixed and variable pricing options. The Company recently renewed its agreement with Cornerstone Energy through March 2007.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of June 30, 2006, the Company had forward contracts in place for the sale of approximately 16,182,000 gallons of ethanol to be delivered through June 2007. Husker Ag may continue to sell ethanol into 2007 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” below for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, the Company did not have any gas-plus contracts or any option and futures contracts on unleaded gas outstanding at June 30, 2006.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of June 30, 2006, Husker Ag has approximately $11.6 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’s primary note with Union Bank, approximately $8 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the remaining debt in the approximate amount of $3.6 million as of June 30, 2006, has a fixed interest rate of 6.85% through January 2011. The Company did not use its revolving line of credit with Midwest Bank which expired on April 30, 2006, nor its revolving line of credit with Union Bank which expires on April 30, 2007. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above for additional information regarding the Company’s debt.

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

(b) Changes in Internal Controls: During the Company’s second fiscal quarter ended June 30, 2006, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Update for 2006 Legislative Session: The 2006 Nebraska Unicameral legislative session ended on or about April 13, 2006. During April 2006, Governor Heineman signed LB 968 which calls for additional general fund transfers to the Ethanol Production Incentive Cash (EPIC) Fund in the amount of $5 million for both fiscal years 2005-2006 and 2006-2007. This is in addition to the transfers approved in 2005 totaling $20.5 million through fiscal year 2011-2012. The EPIC Fund is used to offset the cost of providing incentives to ethanol producers. While this is a positive step toward the funding of the Nebraska state producer incentives, estimates of the state’s total liability for ethanol production credits range from $100 million to $200 million. The Company cannot predict whether the State of Nebraska will continue to be able to meet its obligations under LB 536.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Members’ Meeting on June 26, 2006.

(b) The members voted to elect the following four (4) Class II Directors to serve until the 2009 Annual Meeting of Members and until their successors are elected.

Name	Votes For	Proxy Votes Withheld
Stanley Gyberg	16,200	371
Mike Kinney	7,177	5,554
J. Alex Thramer	6,285	5,564
Gerald Winter	16,466	376

Thomas Rudloff was also nominated as a Class II director and received 1,680 votes.

The following four Class III directors had terms of office which continue after the meeting until 2007 when four Class III directors will be elected: Fredrick J. Knievel, Gary Kuester, David Stearns and Leonard Wostrel. The following five Class I directors had terms of office which continued after the meeting until 2008 when five Class I directors will be elected: Robert E. Brummels; Ronald A. Fick; Kent A. Friedrich; James Hall and O. Wayne Mitchell.

However, on August 3, 2006, the Board of Directors appointed Walter Kittrell to fill the Class I vacancy created when Wayne Mitchell resigned from the Company’s Board of Directors effective July 21, 2006. Mr. Kittrell was nominated for this position by the Board’s Nominating Committee. As a Class I director, Mr. Kittrell will hold office until the 2008 Annual Meeting of Members or until a successor is duly elected and qualified.

(c) At the Annual Meeting, the members also approved Proposal 2, which was the proposed plant expansion as described in the Company’s 2006 Proxy Statement, and Proposal 3, which was the debt financing as described in the Proxy Statement. Each of these two proposals required approval by members holding more than two-thirds of the Company’s total outstanding membership units. Proposals 2 and 3 received the approval of members holding more than 78.9% and 78.8%, respectively, of the Company’s total outstanding membership units.

Proposals 2 and 3 received the following votes:

Proposal 2 – plant expansion:

For	12,092
Against	45
Abstentions	45

Total	12,182

Proposal 3 – debt financing:

For	12,075
Against	45
Abstentions	47

Total	12,167

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11	Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005

10.1	Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price with ICM, Inc., dated July 25, 2006	Filed herewith

31(i).1	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

31(i).2	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: August 14, 2006.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)