Form 10-Q/A
period 2006-06-30
HUSKER AG  LLC
filed 2006-10-11
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Husker Ag, LLC (the “Company”) is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) with the Securities and Exchange Commission to revise the Company’s disclosure under Part I, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. The Company filed its Form 10-Q on August 14, 2006 (the “Original Report”). In connection with the filing of this Amendment No. 1, the Company also is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer.

This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

i

PART I — FINANCIAL INFORMATION

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

The Principal Executive Officer and Principal Financial Officer have identified material weaknesses in the Company’s controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. In addition, these officers have concluded that the Company has a material weakness in both its lack of segregation of duties for its accounting functions and in its failure to establish adequate monitoring controls to ensure that information generated for financial reporting purposes is complete and accurate.

These material weaknesses in the Company’s disclosure controls and procedures were first identified and reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 15, 2005. These weaknesses were identified by our Principal Financial Officer and our then Principal Executive Officer in conjunction with the evaluation of the Company’s disclosures and procedures that was performed as of March 31, 2005. The officers identified these material weaknesses in conjunction with their discussions with the Company’s audit committee and its then independent accountants. Due to the limited size and technical accounting experience of our accounting staff, the Company has had weaknesses in its disclosure controls and procedures since it commenced operations in 2003. However, the Principal Executive Officer and Principal Financial Officer did not identify these weaknesses as material until the evaluation of the Company’s disclosure controls and procedures that was performed as of March 31, 2005.

As of June 30, 2006, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s controls over its financial reporting processes:

1.	The Company had insufficient personnel resources and technical accounting expertise within the accounting function to accurately report, disclose and/or resolve certain non-routine or complex accounting matters as of June 30, 2006. As a direct result of this weakness, it was necessary for the Company’s independent accountants to propose the following additions and/or changes to the disclosures included in the notes to the Company’s draft June 30, 2006 financial statements:

a.	The Company did not identify non-monetary exchanges as a reporting item in accordance with Financial Accounting Standards Board (“FASB”) No. 153. During the quarter ended June 30, 2006, the Company exchanged its ownership interest in Val-E Ethanol, LLC for an ownership interest in US BioEnergy Corporation. Specifically, the Company did not include all of the information required by FASB 153 in the notes to its draft financial statements until this omission was discovered by our independent accountants during their review of our financial statements. Moreover, changes to our disclosure of the accounting for this investment (cost method versus equity method) were also suggested by our independent accountants.

1

b.	The Company did not fully and properly disclose in the notes to its draft financial statements the renewal of our contract with Eco-Energy, Inc., our letter of credit with Midwest Bank N.A. and the proposed rights offering until modifications to our notes regarding these issues were proposed by our independent accountants during their review of our financial statements.

2.	Due to the limited number of personnel involved in the processing of accounting data (we currently have three employees devoted full time to the accounting function), the Company did not maintain the proper segregation of duties over automated and manual transaction processes. This included the following areas: purchasing, accounts payable, cash disbursements, payroll, sales, cash receipts and accounts receivable as well as the recording of nonstandard journal entries.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of June 30, 2006, the Company had taken the following remedial actions:

1.	Responsibilities for certain accounting functions were delegated and/or reassigned among the Company’s available personnel, including the following changes which were implemented during the second quarter of 2006: (a) the accounts payable checks are now stuffed in the envelopes and mailed by our assistant controller; (b) the daily deposits are taken to the bank by our distillers marketer (or other designated employee in his absence) who is not otherwise involved in the accounting process; and (c) the assistant controller now has responsibility for all reconciliations, journal entries and the first draft of the financial statements. The Company’s accounting staff currently consists of the controller, assistant controller and accounting clerk. The Company is considering new ways to have certain accounting functions performed by personnel within departments outside the accounting and finance departments to help achieve segregation of duties.

2.	Review procedures were implemented for certain accounting functions to allow for greater oversight and cross-review, including the following changes which were implemented during the second quarter of 2006: (a) purchase orders are now generally required for all purchases (other than miscellaneous office supplies); (b) all purchase orders now require written approval of the appropriate department manager; (c) all invoices now require written approval by the appropriate department manager and the controller before they are paid; and (d) all reconciliations, journal entries and financial statements, which are the responsibility of the assistant controller, are now reviewed by our controller.

3.	The Company is in the process of documenting formal accounting policies and internal controls. During the quarter ended June 30, 2006, the Company prepared preliminary written SOPs (standard operating procedures) for all steps of the accounting process. These procedures are continually updated as necessary to account for changes in accounting processes, personnel, computer programs, etc. During the second quarter of 2006, our controller also began mapping the information technology systems that support our internal control and the financial reporting process to the financial statements.

We believe that the foregoing actions have improved and will continue to improve our disclosure controls and procedures. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of our control environment.

Subsequent to June 30, 2006, the Company determined to change the design of our controls over the financial reporting processes, specifically with respect to the accurate reporting and disclosure of non-routine and complex accounting matters. Specifically, on September 29, 2006, the Company purchased a professional on-line accounting resource service that will assist the Company’s accounting personnel in their education and training with respect to current generally accepted accounting principles that are applicable to our financial reporting requirements.

2

(b) Changes in Internal Controls: During the Company’s second fiscal quarter ended June 30, 2006, we have taken the actions set forth above that are intended to help remediate the material weaknesses identified above. Specifically, we delegated and/or reassigned certain accounting functions; implemented review procedures for certain accounting functions; and began the process of documenting formal accounting policies and internal controls. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the second quarter ended June 30, 2006, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HUSKER AG, LLC

Date: October 10, 2006.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: October 10, 2006.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
31(i).1	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

31(i).2	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith