Form 10-Q
period 2006-09-30
HUSKER AG  LLC
filed 2006-11-17
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006; or

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

As of November 17, 2006, the Company had 15,318 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2006

ITEM 1: FINANCIAL STATEMENTS

Husker Ag, LLC

Balance Sheets

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash	$241,017	$124,781
Restricted cash	335,643	370,320
Repurchase agreement	6,469,017	4,632,681

Total cash and cash equivalents	7,045,677	5,127,782

Certificates of deposit	2,506,561	1,525,589
Accounts receivable
Trade	1,057,501	754,530
Incentives	403,322	—
Inventories	1,165,593	753,403
Margin account	—	201,427
Option and futures contracts	107,500	6,081
Prepaid expenses	248,370	276,556

Total current assets	12,534,524	8,645,368

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	31,726,782	30,814,244
Other equipment	560,613	473,484
Office building	215,673	215,673
Vehicles	111,905	35,523
Construction in progress	1,397,328	11,640

	34,096,620	31,634,882
Less accumulated depreciation	7,844,189	6,144,431

	26,252,431	25,490,451

Investments	5,995,234	5,974,638

Other Assets
Debt origination costs, net of accumulated amortization; September 30, 2006 - $9,095 and 2005 - $4,858	30,561	34,798

Deposit on construction	4,000,000	—

	$48,812,750	$40,145,255

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$968,014	$1,374,429
Current maturities of long-term debt	2,311,737	1,459,466
Subscription payable	—	786,312
Margin account	25,430	—
Option and futures contracts	—	67,105
Accrued property taxes	197,395	313,514
Accrued expenses	266,075	196,005

Total current liabilities	3,768,651	4,196,831

Long-term Debt	8,922,084	7,615,733

Subscription Payable	—	3,713,688

Members’ Equity – 15,318 Units	36,122,015	24,619,003

	$48,812,750	$40,145,255

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005
Net Sales
Ethanol sales	$12,791,032	$10,401,060	$36,453,712	$29,318,684
Distillers grain sales	1,790,934	1,677,644	5,028,779	4,817,749
Energy production credits	1,265,603	1,182,593	2,828,829	2,621,438

	15,847,569	13,261,297	44,311,320	36,757,871

Cost of Sales	7,156,066	7,042,422	22,750,443	22,367,588
Cost of Sales-Related Parties	1,755,649	1,249,451	3,203,704	2,658,045

Loss (Gain) on Option and Futures Contracts	57,482	1,661,324	(160,267)	1,895,143

Total Cost of Sales	8,969,197	9,953,197	25,793,880	26,920,776

Gross Profit	6,878,372	3,308,100	18,517,440	9,837,095

Selling, General and Administrative Expenses	551,453	328,969	1,460,361	1,860,490

Income from Operations	6,326,919	2,979,131	17,057,079	7,976,605

Other Income (Expense)
Other income	2,859	59,515	6,546	61,476
Interest expense	(94,832)	(149,931)	(487,085)	(522,894)
Interest income	103,898	56,421	267,175	137,188

	11,925	(33,995)	(213,364)	(324,230)

Income before Equity in Net Income of Affiliate	6,338,844	2,945,136	16,843,715	7,652,375

Equity in Net Income of Affiliate	—	—	20,596	—

Net Income	$6,338,844	$2,945,136	$16,864,311	$7,652,375

Basic and Diluted Earnings Per Membership Unit	$413.82	$192.27	$1,100.95	$499.57

Weighted Average Units Outstanding	15,318	15,318	15,318	15,318

Distributions Declared Per Membership Unit	$200	$150	$350	$250

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating Activities
Net income	$16,864,311	$7,652,375
Items not requiring (providing) cash
Depreciation and amortization expense	1,703,995	1,682,469
Write-off of debt origination costs	—	562,442
Gain on sale of property and equipment	—	(819)
Equity in net income of affiliate	(20,596)	—
Interest earned on certificates of deposit	(21,829)	(12,098)
Loss (gain) on option and futures contracts	(160,267)	382,579
Changes in
Accounts receivable	(706,292)	(798,520)
Inventories	(412,190)	890,874
Margin account	218,601	(480,060)
Prepaid expenses	28,186	155,881
Accounts payable and accrued expenses	(452,464)	(1,251,195)
Deferred revenue	—	(538,477)

Net cash provided by operating activities	17,041,455	8,245,451

Investing Activities
Purchase of certificates of deposit	(2,500,000)	(1,500,000)
Proceeds from sale of certificates of deposit	1,540,857	—
Proceeds from sale of property and equipment	—	9,000
Subscription paid for investments	(4,500,000)
Purchases of property and equipment and deposit	(6,461,739)	(754,938)

Net cash used in investing activities	(11,920,882)	(2,245,938)

Financing Activities
Issuance of long-term debt	4,500,000	10,000,000
Payments on long-term debt	(2,341,378)	(16,664,789)
Payment of debt origination costs	—	(39,656)
Distributions paid	(5,361,300)	(5,361,300)

Net cash provided by (used in) financing activities	(3,202,678)	(12,065,745)

Increase (Decrease) in Cash and Cash Equivalents	1,917,895	(6,066,232)

Cash and Cash Equivalents, Beginning of Period	5,127,782	11,693,097

Cash and Cash Equivalents, End of Period	$7,045,677	$5,626,865

Supplemental Cash Flows Information

Interest paid (net of amount capitalized)	$478,052	$538,835

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 27 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 46% of trade accounts receivable as of September 30, 2006. Substantially all ethanol sales are made to one broker.

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

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	September 30, 2006	December 31, 2005
Raw materials, enzymes and additives	$680,482	$375,082
Work-in-progress	206,823	155,913
Finished goods	278,288	222,408

	$1,165,593	$753,403

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

Other Assets

The deposit on construction amount is comprised of a $2 million deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant required at the time of signing the Letter of Intent, which was executed on April 4, 2006. The remaining $2 million was required on the later of the date that the definitive agreement is signed or approval of the expansion by a supermajority vote of the members of the Company. The supermajority vote was obtained on June 26, 2006 at the 2006 annual meeting of members and payment was remitted on June 28, 2006. It is the Company’s accounting policy to capitalize interest related to expenditures of this size. In accordance with this policy for the nine months ended September 30, 2006, $120,150 of interest has been capitalized using the Company’s average interest rate and has been included in the Construction in progress account on the balance sheet.

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

Note 2: Members’ Equity

On August 3, 2006, the Board of Directors declared a cash distribution of $200 per membership unit to all members of record as of August 1, 2006. The total distribution of $3,063,600 was approved by the Company’s lender, Union Bank and Trust Company, on August 3, 2006, and paid to the members on August 16, 2006.

In March 2006, the Company’s Board of Directors declared a cash distribution of $150 per membership unit to all members of record as of April 1, 2006 payable on April 20, 2006. A distribution payable in the amount of $2,297,700 was recorded by the Company as of March 31, 2006 by a charge to members’ equity.

Note 3: Commitments and Related Parties

At September 30, 2006, the Company had entered into agreements to purchase 2,960,066 bushels of corn at an average price of $2.32 per bushel to be delivered between October 2006 and December 2008. Sixty-one contracts totaling 565,878 bushels are with related parties.

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 3: Commitments and Related Parties - continued

At September 30, 2006, the Company had contracts for the sale of approximately 19,314,000 gallons of ethanol with prices ranging from $1.35 to $2.20 per gallon with delivery from October 2006 through December 2007.

The Company has committed to purchase various equipment related to a grain bin expansion. The cost of the expansion is estimated to be $1,500,000. Of the estimated costs, there has been $1,046,875 expended for the grain bin project as of September 30, 2006.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the periods ended September 30 are approximately as follows:

	September 30, 2006	December 31, 2005
Balance Sheets
Accounts receivable	$74,000	$52,000
Accounts payable	65,000	174,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statements of Income
Distillers grain sales	$246,000	$215,000	$710,000	$612,000
Corn purchases	1,756,000	424,000	3,204,000	2,658,000

Note 4: Investments

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

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 4: Investments - continued

April 30, 2006
Current assets	$14,883,381
Property and other long-term assets	14,504,980

Total assets	29,388,361

Current liabilities	4,498,137

Net assets	$24,890,224

Four months ended April 30, 2006
Net sales	$—

Net income	$58,550

Note 5: Long-term Debt

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	7,619,000	8,809,500
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $295,320 expiring March 7, 2006. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	242,669	265,699

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 5: Long-term Debt - continued

Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	3,372,152	—

Total long-term debt	11,233,821	9,075,199

Less current maturities	2,311,737	1,459,466

	$8,922,084	$7,615,733

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring April 30, 2007. At September 30, 2006 and 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at a variable interest rate of Wall Street Journal Prime plus 0.75% making 9.0% the effective interest rate at September 30, 2006. Interest is payable monthly.

The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring March 1, 2007, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Future annual maturities of long-term debt as of September 30, 2006 are as follows:

Year Ending September 30,	Long-Term Debt
2007	$2,311,737
2008	2,389,402
2009	2,457,753
2010	2,063,260
2011	1,466,138
Thereafter	545,531

$11,233,821

Note 6: Rights Offering

On June 26, 2006, at the Annual Meeting of Members, the members approved a proposed plant expansion. In conjunction with this expansion, the Company will proceed with its previously announced rights offering. This offering will be to the existing members of Husker Ag giving each a right to subscribe to newly issued membership units on a pro rata basis, based on the member’s percentage ownership interest in the Company. The final terms of the offering were subject to approval of the board of directors in conjunction with our primary lender and approval by the Securities and Exchange Commission.

On October 25, 2006 the Securities and Exchange Commission gave final approval to the Company’s Registration Statement and declared the offering effective. The rights offering, as approved, includes the following terms:

(1) All Husker Ag members who are members as of August 31, 2006 (the record date) are eligible to participate.

(2) Each Husker Ag member was offered a nontransferable right to subscribe to one membership unit for each unit held as of the record date at a subscription price of $1,000 per unit. There are

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 6: Rights Offering - continued

currently 15,318 membership units outstanding, and the total rights offering is for a maximum of 15,318 units or $15,318,000. Members exercising their rights will be required to subscribe by November 30, 2006 with a full payment for the basic subscription rights also due on November 30, 2006. In its discretion, the Company’s Board of Directors may also provide for oversubscription rights, with the terms of such oversubscription rights, if any, to be included at the time of the commencement of the rights offering.

(3) The purpose of the rights offering is to raise equity capital for the proposed plant expansion project. The Company expects to apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Husker Ag expects to finance the plant expansion project by equity financing, retained earnings and debt financing from the Company’s primary lender. The Company’s ability to obtain debt financing is dependent upon a number of factors including the successful completion of rights offering (see Note 9). There can be no assurance that all such conditions will occur. There can also be no assurance that the Company will be able to raise enough equity financing from its members to allow the Company to continue with the plant expansion project.

Note 7: Energy Production Incentive Credits and Significant Estimates

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under this program for the three-and-nine month periods ended September 30, 2006 were $1,252,921 and $2,812,500, respectively.

Credits earned under this program for the three-and-nine month periods ended September 30, 2005 were $1,176,000 and $2,629,000, respectively.

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

Note 9: Subsequent Events

On October 5, 2006, the Company entered into a Risk Management and Ethanol Marketing Contract with FC Stone, LLC, an Iowa limited liability company, and Eco-Energy, Inc., a Tennessee corporation pursuant to which FC Stone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol for the 40 million gallon expansion plant in good faith at fair market rates for the term of the agreement subject to the Company’s sale of up to 5,000 gallons per month to local customers and sale of ethanol to any Company-owned E-85 station. This agreement applies only to the

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 9: Subsequent Events - continued

Company’s proposed 40 million gallon plant expansion and does not apply to the Company’s existing plant.

The Company already had an agreement dated May 31, 2005, with Eco-Energy and FC Stone for the existing plant. The new agreement does not amend or supersede the existing agreement in any way.

In October 2006, the Company reached a non-binding agreement in principle with our primary lender, Union Bank & Trust Company to provide Husker Ag with $35,000,000 in debt financing. The material terms of the proposed debt financing from Union Bank are as follows (these terms are subject to change by Union Bank):

Loan amount:	$35 million maximum.

Interest rate:	Construction loan: One month LIBOR plus 3.00% (equates to a rate of 8.320% as of October 25, 2006) (floating rate).

Permanent loan: One month LIBOR plus 3.00% (available for performance pricing indicated below).

Permanent loan – performance pricing: Performance pricing will be available for the permanent loan based upon our member equity position. Depending on the percentage of our total members’ equity to total assets, Union Bank may reduce the interest rate on our permanent loan by as much as 70 basis points or .70%. Adjustments will be completed on an annual basis beginning after the first year of operations of the plant expansion and based on our audited financial statements. We must be in compliance with all loan covenants to be eligible for performance pricing.

Maturity:	The bank would initially provide for up to a 16-month construction loan, which will then convert into two separate term notes which collectively would be repayable over a 10-year period, subject to the possible mandatory additional payments under the ‘free cash flow’ requirements described below.

Free cash flow payments:	In addition to the 10-year amortization schedule, Husker Ag would be required to make an annual payment applied to principal in an amount equal to 10% of excess free cash flow. These payments would be capped at $1.5 million per year with a maximum aggregate payment of $5 million over the life of the loan. If the amount of any such additional payment would result in a covenant default, the amount of payment will be reduced to an amount that would not cause covenant default.

Free cash flow is defined as Husker Ag’s net annual profit; minus an amount equal to 36% of the net profit (as an estimated tax rate); plus our annual depreciation and amortization expense; minus allowed capital expenditures and principal payments to Union Bank and other creditors.

Collateral: The indebtedness would be collateralized by all of our business assets and material contracts and a first mortgage on our real estate and plant.

Husker Ag, LLC

Notes to Financial Statements

September 30, 2006

Note 9: Subsequent Events - continued

Prepayment Penalty: The loan would be subject to a 3% prepayment penalty if it is refinanced with another lender. Otherwise, we may pay off the loan without penalty.

Minimum Equity Requirement: A minimum of 40% equity must be injected into the project (that is, the equity must equal at least 40% of the total of amount of equity and indebtedness). The bank will require that our equity funds be expended first in the construction of the plant, prior to any borrowing under the construction loan.

Financing Costs: The financing closing costs are estimated to include a .75% origination fee ($262,500), plus third party expenses, such as title insurance, legal fees, appraisal and filing fees. The actual total financing costs will vary depending upon the actual third party expenses incurred.

On October 15, 2006, the Company provided ICM, Inc. (ICM) with a notice to proceed with the plant expansion project in accordance with the Company’s Design Build Agreement with ICM and sent ICM a payment in the amount of $475,000 for the remaining balance due on the down payment under the agreement. On October 29, 2006, the Company received its first progress payment request from ICM. The total cost for the plant expansion is estimated to be $63,325,000 of which $44,284,000 is with ICM.

On November 3, 2006, Husker Ag executed a Subscription Agreement to purchase two shares of Ethanol Risk Management, SPC, Ltd., a Cayman Islands insurance company (“ERM”). This is a captive insurance company which in this case means that it is partially owned and controlled by the insured parties. ERM was created by an ethanol industry group sponsored by ICM, Inc., a design build contractor in the ethanol industry. This captive insurance company will provide a portion of the property and casualty insurance for its owners. For a total price of $200, Husker Ag purchased one share in each of the two available “Portfolios” (one for property insurance and one for general liability and workers compensation or casualty insurance) for less than 4 percent ownership.

Members of ERM including Husker Ag must provide an initial non-refundable entry fee to join the captive insurance company and then must also provide a certain amount of surplus capital contribution, or collateral, for the captive insurance company based on the amount of a company’s coverage and historical claims made. In addition, Husker Ag must pay premiums for the insurance coverage provided by the captive insurance company as well as to the insurance company or companies providing the excess coverage.

On November 6, 2006, Husker Ag made its initial payment to its insurance consultant for this captive insurance company in the amount of $81,341 broken down as follows: $200 for the two shares of ERM; $15,000 for the entry fee; $51,340 for the initial required surplus contribution for both property and casualty insurance; and the balance of $14,801 for the actual insurance premium owed to ERM. The surplus contribution will be held by the captive insurance company to help meet its capitalization requirements and to pay for losses in excess of ERM’s expectations. These funds will be restricted so long as Husker Ag is a member of ERM. While these funds may ultimately be returned to Husker Ag based on claims and profits of the captive insurance company, there can be no assurance that Husker Ag will ever receive these funds back.

On November 6, 2006, Husker Ag received its stock certificate from US Bio Energy, Inc for 3,000,000 shares. With this stock certificate, the Company also received notification that its right to rescind the Membership Interest Purchase Agreement between the Company and US Bio Energy has terminated.

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

Overview

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), owns and operates an ethanol plant located near Plainview, Nebraska. Husker Ag’s business consists of the production of ethanol and an ethanol co-product, distillers grains. The Company began grinding corn and producing ethanol in March 2003. Currently the ethanol plant converts roughly ten million bushels of corn into approximately 28 million gallons of ethanol per year. The ethanol plant also currently produces and sells over 160,000 tons of modified wet distillers grain on an annual basis.

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

Results of Operations for the three months ended September 30, 2006 and 2005

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended September 30, 2006 and 2005. This table should be read in conjunction with the Company’s financial statements and accompanying notes provided under Item 1 of this Form 10-Q:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
Sales and revenues	$15,847,569	100.0%	$13,261,297	100.0%
Cost of sales	(8,911,715)	(56.2)%	(8,291,873)	(62.5)%
Loss on option and futures contracts	(57,482)	(0.4)%	(1,661,324)	(12.5)%

Gross profit	6,878,372	43.4%	3,308,100	25.0%

Selling, general and administrative expenses	(551,453)	(3.5)%	(328,969)	(2.5)%

Operating income	6,326,919	39.9%	2,979,131	22.5%

Interest expense	(94,832)	(0.6)%	(149,931)	(1.2)%
Interest and other income	106,757	0.7%	115,936	0.9%

Income before equity in net income of affiliate	6,338,844	40.0%	2,945,136	22.2%
Equity in net income of affiliate	—	0.0%	—	—

Net income	$6,338,844	40.0%	$2,945,136	22.2%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended September 30, 2006 and 2005, ethanol sales comprised 80.7% and 78.4%, respectively, of total net sales. Distillers grain sales comprised 11.3% and 12.7% of the Company’s total net sales for the quarter ended September 30, 2006 and 2005, respectively; while federal and state energy production credits make up the remaining 7.9% and 8.9% of the Company’s total net sales for the third quarter of 2006 and 2005, respectively.

Net sales for the three months ended September 30, 2006 increased by approximately 19.5% over the same period from the prior year. This is largely due to an increase in ethanol sales of nearly $2.4 million. This increase in ethanol sales was accompanied by an increase of approximately $113,000 in distillers grain sales. In addition, energy production credits increased approximately $83,000 for the third quarter of 2006 over the corresponding prior year period. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the third quarter of 2006 increased by 23% over the same period from the prior year. This is primarily due to an increase of 16% in the average price received per gallon for the third quarter of 2006 over the third quarter of 2005 coupled with a 6.1% increase in gallons sold.

The vast majority of ethanol sold during the third quarter of 2006 was sold pursuant to forward contracts. At September 30, 2006, the Company had forward contracts for the sale of approximately 19.3 million gallons of ethanol with fixed prices ranging from $1.35 to $2.20 per gallon to be delivered through December 2007.

Distillers Grain Sales

Sales of distillers grain increased by approximately $113,000, or 6.7% for the third quarter of 2006 compared to the third quarter of 2005. This increase is primarily due to an 11.4% increase in the Company’s production of distillers grain for the third quarter of 2006 compared to the third quarter of 2005; this production was partially offset by small decrease (1.8%) in the average price received for distillers grain for the third quarter of 2006 compared to the third quarter of 2005.

Energy Production Credits

Net sales included over $1.2 million of energy production credits for the three months ended September 30, 2006, which is approximately $83,000 more than the net production credits earned in the third quarter of 2005. Except for a small adjustment for federal credits, energy production credits for the third quarter of 2006 are derived entirely from the State of Nebraska. Variances in the Company’s state credits from one quarter over a prior year quarter are largely due to the Company’s production during the period. While the Company may earn marginally more or less credits from the State of Nebraska in one quarter versus another, the state credits earned by the Company on an annual basis have remained relatively constant historically (see discussion regarding Nebraska credits below). The Company’s net income for the third quarter of 2006 without the energy production credits included in net sales would have been approximately $5 million (compared to actual net income of approximately $6.3 million).

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

Since the plant was operating at nearly full capacity for all of 2004 and 2005, there will be only a minimal increase in production, if any, and therefore a minimal amount of credit available for 2006. Accordingly, the Company did not earn any federal ethanol producer credits during the first nine months of 2006, and with the termination of the program on June 30, 2006, the Company does not expect to receive any payments from this program in the future.

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

Loss on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, in the past 12 months, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has taken hedging positions in unleaded gas futures and options markets. However, the Company did not purchase any option and futures contracts on natural gas or unleaded gas during the first nine months of 2006 nor did the Company have any such contracts outstanding as of September 30, 2006.

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

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. The Company has entered into a risk management agreement with FC Stone, LLC (“FC Stone”), a commodities risk management firm, under which FC Stone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant. As of September 30, 2006, the Company had purchased call options on approximately 1,000,000 bushels of corn inventory. These call options were intended to protect against a price increase with price protection ranging from $2.70 to 2.90 per bushel. The Company had open futures positions of 685,000 bushels with price protection ranging from $2.55 to $2.83 per bushel. The Company has recorded these positions at their fair value. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

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

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not purchase any option and futures contracts on natural gas during the third quarter of 2006 and did not have any such contracts outstanding at September 30, 2006. During the second quarter of 2006, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2007. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

During 2005 and in the first half of 2006, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, in 2005, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005. However, the Company did not enter into any gas-plus contracts during the nine months ended September 30, 2006 and did not have any gas-plus contracts outstanding on September 30, 2006. As a result, the Company did not purchase any option and futures contracts on unleaded gas in the first nine months of 2006 and did not have any such contracts outstanding on September 30, 2006.

The Company’s net income for the three months ended September 30, 2006, included net realized and unrealized loss on option and futures contracts in the amount of $57,482. This amount is solely a loss on corn hedging.

Market conditions during the third quarter of 2006 were relatively neutral for the Company’s option and futures contracts on corn. However, the Company cannot predict whether it will realize additional gains or losses on option and futures contracts in the future.

The Company’s net income for the three months ended September 30, 2005, included net realized and unrealized loss on option and futures contracts in the amount of $1,661,324. This amount consists of a loss on contracts on natural and unleaded gas of $248,497 coupled with a loss on corn contracts of $1,412,827. Market conditions during the third quarter of 2005 were relatively unfavorable for the Company’s option and futures contracts on corn and natural and unleaded gas.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended September 30, 2006 and 2005, the Company’s cost of sales, as a percentage of total net sales, was 56.2% and 62.5%, respectively. In actual dollars, cost of sales increased by 7.5% from the third quarter of 2006 compared to the third quarter of 2005.

Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 57.8% and 57.7% of total cost of sales for the three months ended September 30, 2006 and 2005 respectively. Natural gas and the denaturant made up 20.5% and 19.5% of cost of sales for the third quarter of 2006 and 2005. Natural gas and denaturant costs increased $208,703 due to price increases in natural gas and increased usage in denaturant. The primary reason for the increase in cost of sales is due to a 9.3% increase in ethanol production in the three months ended September 30, 2006 compared to the same period for the prior year.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2006. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the three months ended September 30, 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.8% and 2.7%, respectively. The Company’s selling, general and administrative expenses increased by approximately $222,000 or 67.6% for the third quarter of 2006 compared to 2005. This increase was primarily due to increases in computer repairs, and legal and accounting fees. For the remainder of 2006, Husker Ag anticipates its typical selling, general and administrative expenses will generally remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits. However, the Company will experience some nonrecurring administrative expenses over the next 6 to 12 months due the pending rights offering and plant expansion project. See “General Developments” below for a description of this offering and plant expansion project.

Interest and Other Income

Interest and other income for the three months ended September 30, 2006, consisted of $103,898 of interest income and $2,859 of other income. For the three months ended September 30, 2005, the Company had interest income of $56,421 and other income of $59,515. Interest income was higher in the third quarter of 2006 primarily due to higher interest rates and the Company’s investment of some of its available cash in short-term certificates of deposit. The large decrease in other income for the third quarter of 2006 compared to the same period of 2005 is due to a sales tax refund of $57,935 recorded in the third quarter of 2005.

Equity in Net Income of Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant currently under construction in Ord, NE. The Company did not report any income from this affiliate during the third quarter of 2006. See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006.

Interest Expense

Interest expense for the three months ended September 30, 2006, was $94,832 compared to $149,931 for the three months ended September 30, 2005. A large amount of the Company’s interest obligations on its debt ($120,150) was capitalized for the plant expansion project (see the Company’s financial statements and specifically Note 1). If you include the capitalized interest with the Company’s interest expense for the third quarter of 2006, interest expense actually increased approximately 43.3% primarily due to the Company’s financing of its investment in Val-E Ethanol, LLC (now US Bio Energy, Inc.) in January 2006 (see “General Developments” below). Also, see the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Net Income

Net income for Husker Ag for the three months ended September 30, 2006 was approximately $6.34 million, consisting of income from operations of approximately $6.3 million, along with approximately $3,000 of other income and $104,000 of interest income offset by interest expense in the approximate amount of $95,000. Income from operations for 2006 included an approximate $57,000 loss on option and futures contracts.

By comparison, the Company experienced net income for the three months ended September 30, 2005 in the approximate amount of $2.9 million, largely due to income from operations of approximately $3 million, and approximately $60,000 of other income and $56,000 of interest income offset by interest expense in the approximate amount of $150,000. Income from operations for 2005 included an approximately $1.7 million loss on option and futures contracts.

For the reasons set forth above, the Company’s net income for the third quarter of 2006 was approximately $3.4 million more than the third quarter 2005.

Results of Operations for the nine months ended September 30, 2006 and 2005

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the nine months ended September 30, 2006 and 2005. This table should be read in conjunction with the Company’s financial statements and accompanying notes provided under Item 1 of this Form 10-Q:

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
Sales and revenues	$44,311,320	100.0%	$36,757,871	100.0%
Cost of sales	(25,954,147)	(58.6)%	(25,025,633)	(68.1)%
Gain (loss) on option and futures contracts	160,267	0.4%	(1,895,143)	(5.1)%

Gross profit	18,517,440	41.8%	9,837,095	26.8%

Selling, general and administrative expenses	(1,460,361)	(3.3)%	(1,860,490)	(5.1)%

Operating income	17,057,079	38.5%	7,976,605	21.7%

Interest expense	(487,085)	(1.1)%	(522,894)	(1.4)%
Interest and other income	273,721	0.6%	198,664	0.5%

Income before equity in net income of affiliate	16,843,715	38.0%	7,652,375	20.8%
Equity in net income of affiliate	20,596	0.1%	—	—

Net income	$16,864,311	38.1%	$7,652,375	20.8%

Net Sales

For the nine months ended September 30, 2006 and 2005, ethanol sales comprised 82.3% and 79.8%, respectively, of total net sales. Distillers grain sales comprised 11.3% and 13.1% of the Company’s total net sales for the nine months ended September 30, 2006 and 2005, respectively; while federal and state energy production credits make up the remaining 6.4% and 7.1% of the Company’s total net sales for the first three quarters of 2006 and 2005, respectively.

Net sales for the nine months ended September 30, 2006 increased approximately 20.5% over the same period from the prior year. This increase is largely due to a 24.3% or $7.1 million increase in ethanol sales. The Company also experienced smaller relative increases in distillers grain sales (4.4%) and in energy production credits (7.9%) for the first nine months of 2006 over the corresponding prior year period. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first nine months of 2006 increased by 24.3% compared to the same period from the prior year. This increase is due to (i) an increase of 16.0% in the average contract price for ethanol sold during the first nine months of 2006 compared to the first nine month of 2005; and (ii) an increase of 8.4% in the amount of ethanol produced during the first nine months of 2006 over the same period in 2005.

Distillers Grain Sales

Sales of distillers grain increased by approximately $211,000, or 4.4% for the first nine months of 2006 compared to the first nine months of 2005. This increase is largely due to an 8.5% increase in distillers grain production for the nine month period ended September 30, 2006 compared to the corresponding prior year period.

Energy Production Credits

Net sales included approximately $2.8 million of energy production credits for the nine months ended September 30, 2006, which is approximately $207,000 more than the net production credits earned in the first nine months of 2005. This increase is largely due to an 8.4% increase in ethanol production for the first nine months of 2006 compared to the first nine months of 2005. Except for a small adjustment for federal credits, energy production credits for the first nine months of 2006 are derived entirely from the State of Nebraska. The Company’s net income for the nine months ended September 30, 2006 without the energy production credits included in net sales would have been approximately $14 million (compared to actual net income of approximately $16.8 million).

While the producer credits from the State of Nebraska should remain relatively consistent with 2005 for the remainder of 2006 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below), the Company does not expect to receive any federal program payments in the future. Both federal and Nebraska credits are discussed in detail above in the previous section entitled “Energy Production Credits”.

Gain/Loss on Option and Futures Contracts

The Company’s net income for the nine months ended September 30, 2006, included net realized gains on option and futures contracts in the amount of $160,267. Contracts on unleaded gas created $25,855 of the gain for the nine months ended September 30, 2006, with the balance coming from corn contracts.

For the nine months ended September 30, 2005, the Company’s net income included net realized and unrealized losses on option and futures contracts in the amount of $1,895,143. Contracts on natural and unleaded gas created $435,279 of this loss with the balance coming from corn contracts. Market conditions for corn during the third quarter of 2005 were very unfavorable for the Company’s option and futures contracts creating the majority of this loss.

Cost of Sales

For the nine months ended September 30, 2006 and 2005, the Company’s cost of sales, as a percentage of total net sales, was 58.6% and 68.1%, respectively. In actual dollars, cost of sales increased by 3.7% from the first nine months of 2006 compared to the first nine months of 2005. Corn costs comprised 57.9% and 60.8% of total cost of sales for the nine months ended September 30, 2006 and 2005 respectively. Natural gas and the denaturant made up 20.8% and 17.8% of cost of sales for the nine months of 2006 and 2005, respectively.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2006. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.5% and 5.7%, respectively. The Company’s selling, general and administrative expenses decreased by over $400,000 or 21.5% for the first nine months of 2006 compared to the first nine months of 2005.

This large decrease was due to (i) the Company’s refinancing of its long term debt in February 2005 which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company’s remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $560,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for the first nine months of 2006 actually increased slightly from the same time period for 2005. For the remainder of 2006 and into 2007, Husker Ag anticipates that its typical selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits. However, as noted above in the previous section entitled “Selling, General and Administrative Expenses”, the Company expects to incur additional administrative expenses in the next 6 to 12 months due the pending rights offering and plant expansion project.

Equity in Net Income of Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant currently under construction in Ord, NE. For the nine months ended September 30 2006, the Company reported income of $20,596 from its affiliate. See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2006, consisted of $267,175 of interest income and $6,546 of other income. For the nine months ended September 30, 2005, the Company had interest income of $137,188 and other income of $61,476. Interest income was much higher in 2006 due to large amounts of cash equivalents and interest bearing deposits held by the Company during the period at higher interest rates. Other income was significantly lower for the nine month period of 2006 as compared to the same period for 2005 due to a one time sales tax refund from the State of Nebraska in the amount of $57,935.

Interest Expense

Interest expense for the nine months ended September 30, 2006, was approximately $487,000 compared to roughly $523,000 for the nine months ended September 30, 2005. During the third quarter of 2006, a large amount of the Company’s interest obligations on its debt ($120,150) was capitalized for the plant expansion project (see the financial statements and specifically Footnote 1). If you include the capitalized interest with the Company’s interest expense for the first nine months of 2006, interest expense actually increased approximately 16.1% primarily due to the Company’s financing of its investment in Val-E Ethanol, LLC (now US Bio Energy, Inc.) in January 2006 (see “General Developments” below). Also, see the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Net Income

Net income for Husker Ag for the nine months ended September 30, 2006 was approximately $16.9 million, consisting mostly of income from operations of approximately $17.1 million, along with approximately $21,000 of equity in net income of affiliate, $6,500 of other income and $267,000 of interest income, offset by approximately $487,000 of interest expense. Income from operations for the first nine months of 2006 included an approximate $160,000 gain on option and futures contracts.

By comparison, the Company experienced net income for the nine months ended September 30, 2005 in the approximate amount of $7.7 million, largely due to income from operations of approximately $8.0 million, and approximately $61,000 of other income and $137,000 of interest income offset by interest expense in the approximate amount of $523,000. Income from operations for the first nine months of 2005 included an approximate $1.9 million loss on option and futures contracts.

For the reasons set forth above, the Company’s net income for the first nine months of 2006 was approximately $9.2 million more than the first nine months of 2005. The primary reason for this increase is an increase in ethanol sales of over $7.1 million.

Liquidity and Capital Resources

The Company’s liquidity and capital resources is expected to be affected in the short-term by its pending plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this plant expansion project.

As of September 30, 2006, the Company had current assets of approximately $12.5 million, including cash and cash equivalents of approximately $7.0 million and the Company had total assets of approximately $48.8 million. As of September 30, 2006, the Company had current liabilities totaling approximately $3.8 million. As of September 30, 2006, the Company’s ratio of current assets to current liabilities was 3.3 to one, compared to 2.06 to one as of December 31, 2005.

As of September 30, 2006, the Company had total members’ equity of approximately $36.1 million, or $2,358.14 per unit. This compares to total members’ equity of approximately $24.6 million, or $1,607.19 per unit as of December 31, 2005, and approximately $25.2 million, or $1,647.90 per unit as of September 30, 2005. Members’ equity increased by approximately $11.5 million during the first nine months of 2006 due to net income for the period in the approximate amount of $16.9 million offset by distributions declared and paid in the amount of approximately $5.4 million.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the nine months ended September 30, 2006, generated approximately $17.0 million of net cash flow. The net cash from operating activities includes, among several other material items, net income from operations before depreciation and amortization in the approximate amount of $18.6 million.

Cash Flow from Investing Activities. For the nine months ended September 30, 2006, net cash used in investing activities totaled approximately $11.9 million which included $4.5 million to pay the subscription for investment in affiliate, approximately $6.5 million to purchase property and equipment and to pay the majority ($4.0 million) of the required deposit for the plant expansion project, and $2.5 million to purchase certificates of deposit. These payments were offset by approximately $1.5 million received from the sale of certificates of deposit.

Cash Flow from Financing Activities. Net cash used for financing activities for the nine months ended September 30, 2006, totaled approximately $3.2 million, which consisted of the payment of distributions ($5,361,300) and payments on long-term debt ($2,341,378), offset by loan proceeds in the amount of $4.5 million.

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

Since that date, Union Bank has been the Company’s primary and sole lender. On September 30, 2006, the Company had the following outstanding loan obligations with Union Bank:

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

2. Line of Credit – multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted every time this index rate changes (the WSJ Prime Rate was last changed to 8.25% on June 29, 2006, with a resultant interest rate of 9.00% as of November 17, 2006). Principal is due at maturity on or before April 30, 2007. Husker Ag intends to utilize this new line of credit when needed for operating purposes. The Company had not borrowed any money from Union Bank pursuant to this line of credit as of November 17, 2006.

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

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations. However, the pending plant expansion project is dependent upon the Company’s ability to secure a significant amount of debt financing. While the Company has reached a non-binding agreement in principle with Union Bank for financing of the plant expansion project, as of November 17, 2006, the Company had not reached a definitive financing agreement with Union Bank for the expansion. (See General Developments below for additional information regarding this non-binding agreement).

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

The Membership Interest Purchase Agreement with US BioEnergy has a rescission provision in the event of certain events occurring prior to the end of 2006. However, on November 6, 2006, Husker Ag received notice from US BioEnergy that the rescission rights have expired in accordance with the terms of the Membership Interest Purchase Agreement.

US BioEnergy is an entity that intends to continue to build, own and operate biofuel plants. More information about US BioEnergy is available on its website at www.USbioenergy.net.

On August 3, 2006, US BioEnergy filed a Form S-1 Registration Statement with the SEC announcing its intention to proceed with an initial public offering (“IPO”). Since then, US BioEnergy has filed four pre-effective amendments to its Registration Statement with Amendment No. 4 filed with the SEC on November 9, 2006. However, there is no assurance that this proposed IPO will be successful and, even if US BioEnergy is able to complete its offering and establish an initial public market for its stock, Husker Ag’s shares in US BioEnergy are “restricted securities” under Rule 144 of the Securities Act of 1933, or Rule 144, which may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144.

In addition to any restrictions on the sale of Husker Ag’s shares in US BioEnergy under federal securities laws, the Company entered into a lock-up agreement with US BioEnergy in September 2006. Under this agreement, except for certain specified exceptions, Husker Ag may not sell or otherwise transfer its shares in US BioEnergy for 180 days after the date that the final prospectus is filed with the SEC by US BioEnergy. Before the Company executed the lock-up agreement, US BioEnergy represented that all of its officers, directors and 5% or greater shareholders had already signed a similar lock-up agreement.

Whether or not US BioEnergy is successful with its IPO, this investment is not expected to make distributions to the Company in the short-term, and there is no assurance that the Company will receive distributions from US BioEnergy in the future; nor is there any assurance that US BioEnergy will provide any additional liquidity or value to the Company’s original investment in Val-E Ethanol.

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

The Design-Build Agreement requires the Company to pay ICM a down payment in the amount of 10% of the total contract price. As required, the Company had paid ICM $4,000,000 of the down payment by September 30, 2006. On October 15, 2006, the Company paid the remaining $475,000. The Company will make payments to ICM on a progress billing basis, based upon periodic applications for payment for all work performed as of the date of the application. The Company will retain 5% of the amount submitted in each application for payment. Upon substantial completion of the entire project, as defined in the agreement, the Company will release all retained amounts, less an amount equal to $500,000 plus the reasonable cost to complete all remaining items. When the new plant meets the performance criteria set forth in the agreement, which includes the requirement that the new plant operate at a rate of 40 million gallons per year of ethanol based on a seven-day performance test, the Company will release the $500,000 retainage.

On October 15, 2006, Husker Ag provided ICM with a Notice to Proceed as provided under the Design-Build Agreement. The scheduled substantial completion date is 440 days after the Company provides ICM with a written Notice to Proceed; provided that the Design-Build Agreement states that the contract times may not commence before all necessary underground utilities have been installed at the site and a level buildable site is provided to ICM to commence construction. Husker Ag has already started preliminary site preparation and other work necessary before ICM pours concrete. Management currently anticipates that construction will commence before the end of 2006. A copy of the Design-Build Agreement was attached as an exhibit to the Company’s Form 10-Q for the period ended June 30, 2006 which was filed with the SEC on August 14, 2006.

Rights Offering

The Company is pursuing a rights offering to help finance the plant expansion. A rights offering is an offering to the existing members of Husker Ag of a right to subscribe to newly issued membership units on a pro rata basis, based on the member’s percentage ownership interest in the Company.

On September 5, 2006, the Company filed a Registration Statement on Form S-3 with the SEC. The SEC declared the Registration Statement effective on October 25, 2006. On or about October 27, 2006, the Company mailed its prospectus to its members of record on the record date. A copy of the final prospectus was filed with the SEC on October 27, 2006, and is available on the SEC’s website at www.sec.gov. The Company’s Registration Statement, as amended, and related exhibits are also available on the SEC’s website.

The prospectus for the rights offering included the following terms:

(1) All Husker Ag members who were members as August 31, 2006 (the record date) are eligible to participate.

(2) Each Husker Ag member as of the record date was offered a nontransferable right to subscribe to one membership unit for each unit held as of the record date at a subscription price of $1,000 per unit. There are currently 15,318 Membership Units outstanding, and the total rights offering was for a maximum of 15,318 units or $15,318,000. In its discretion, the Company’s Board of Directors may also provide for oversubscription rights, with the terms of such oversubscription rights, if any, to be included at the time of the commencement of the rights offering. Members exercising their rights are required to pay the entire $1,000 per unit subscription price to the subscription agent by November 30, 2006.

(3) The purpose of the rights offering is to raise equity capital for the plant expansion project. The Company expects to apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

(4) The rights offering is subject to the Company securing adequate debt financing from the Company’s lender. The Company will also need to raise enough equity financing from its members to allow the Company to continue with the expansion project. There can be no assurance that such conditions will occur.

(5) If the right offering is consummated, Husker Ag members who do not exercise their subscription rights in full will have their percentage ownership of the Company diminished, and their voting and other rights will be diluted. If all membership units offered in the rights offering are sold, Husker Ag will have a total of 30,636 membership units outstanding after the rights offering is completed. For additional information regarding the possible dilution of a member’s existing ownership, you should review the section entitled “Dilution” in the prospectus filed with the SEC on October 27, 2006.

Debt Financing for Plant Expansion.

The Company must obtain debt financing in order to complete construction of the plant expansion project. The closing of the rights offering is subject to the Company entering into a definitive financing agreement.

In October 2006, the Company reached a non-binding agreement in principle with its primary lender, Union Bank & Trust Company to provide Husker Ag with $35,000,000 in debt financing. The material terms of the proposed debt financing from Union Bank are as follows (these terms are subject to change by Union Bank):

Loan amount: $35 million maximum.

Interest rate:

Construction loan: One month LIBOR plus 3.00% (equates to a rate of 8.320% as of October 25, 2006) (floating rate).

Permanent loan: One month LIBOR plus 3.00% (available for performance pricing indicated below).

Permanent loan – performance pricing: Performance pricing will be available for the permanent loan based upon the Company’s member equity position. Depending on the percentage of the Company’s total members’ equity to total assets, Union Bank may reduce the interest rate on the Company’s permanent loan by as much as 70 basis points or .70%. Adjustments will be completed on an annual basis beginning after the first year of operations of the plant expansion and based on audited financial statements. Husker Ag must be in compliance with all loan covenants to be eligible for performance pricing.

Maturity: Union Bank would initially provide for up to a 16-month construction loan, which will then convert into two separate term notes which collectively would be repayable over a 10-year period, subject to the possible mandatory additional payments under the ‘free cash flow’ requirements described below.

Free cash flow payments: In addition to the 10-year amortization schedule, Husker Ag would be required to make an annual payment applied to principal in an amount equal to 10% of excess free cash flow. These payments would be capped at $1.5 million per year with a maximum aggregate payment of $5 million over the life of the loan. If the amount of any such additional payment would result in a covenant default, the amount of payment will be reduced to an amount that would not cause covenant default.

Free cash flow is defined as Husker Ag’s net annual profit; minus an amount equal to 36% of the net profit (as an estimated tax rate); plus annual depreciation and amortization expense; minus allowed capital expenditures and principal payments to Union Bank and other creditors.

Collateral: The indebtedness would be collateralized by all of Husker Ag’s business assets and material contracts and a first mortgage on the Company’s real estate and plant.

Prepayment Penalty: The loan would be subject to a 3% prepayment penalty if it is refinanced with another lender. Otherwise, Husker Ag may pay off the loan without penalty.

Minimum Equity Requirement: A minimum of 40% equity must be injected into the plant expansion project (that is, the equity must equal at least 40% of the total of amount of equity and indebtedness). Union Bank would require that Husker Ag’s equity funds be expended first in the construction of the plant expansion, prior to any borrowing under the construction loan.

Financing Costs: The financing closing costs are estimated to include a .75% origination fee ($262,500), plus third party expenses, such as title insurance, legal fees and appraisal and filing fees. The actual total financing costs will vary depending upon the actual third party expenses incurred.

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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of September 30, 2006, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 46.0% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

Marketing and Distribution Methods

Ethanol

Commencing June 1, 2005, the Company entered into the Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”) with FC Stone, LLC, an Iowa limited liability company (“FC Stone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FC Stone provides the Company with a full service price risk management program, and Eco-Energy purchases the

Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The current term of the 2005 Marketing Agreement expires on September 30, 2007, and it will be automatically renewed unless the Company provides notice of termination prior to June 1, 2007.

The Company has had an on-going relationship with Eco-Energy and FC Stone since 2002 when the parties executed the Risk Management and Ethanol Marketing Contract dated November 27, 2002 (the “2002 Marketing Agreement”). The 2005 Marketing Agreement amended and superseded the 2002 Marketing Agreement.

Under the 2005 Marketing Agreement, Eco-Energy markets ethanol for an agreed-upon fee, which includes the cost of the rail shipment and collects the sales amount from the ultimate customers, remitting the net sales price to the Company within three business days after the sale.

On October 5, 2006, the Company entered into a new Risk Management and Ethanol Marketing Contract (the “2006 Marketing Agreement”) with FC Stone and Eco-Energy pursuant to which Eco-Energy purchases the Company’s entire output of ethanol for the 40 million gallon expansion plant in good faith at fair market rates for the term of the agreement subject to the Company’s sale of up to 5,000 gallons per month to local customers and sale of ethanol to any Company-owned E-85 station. This 2006 Agreement applies only to the Company’s proposed 40 million gallon plant expansion and does not apply to the Company’s existing plant. The 2006 Agreement does not amend or supersede the 2005 Agreement.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of September 30, 2006, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, the Company has been subject to its Construction Permit which was issued in January 2002. Before being modified in 2005, this permit limited production at the plant to 25,000,000 gallons of denatured alcohol.

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

For the twelve months ended December 31, 2004, Husker Ag produced more than 25,000,000 gallons of denatured alcohol, which exceeded its Construction Permit limit. The Company informed the NDEQ of this matter. The Company does not expect any penalty for exceeding its limit in 2004. During 2005, prior to receiving its modified permit, Husker Ag operated its plant at a rate of 25,000,000 gallons, or less, of denatured alcohol per year. On February 25, 2005, the Company submitted a modification to the construction permit application requesting a limit of approximately 32,000,000 gallons per year and the Company received approval for the modified construction air permit from the NDEQ on June 13, 2005. This modified permit allowed the Company to increase its production.

During October and November 2005, Husker Ag conducted compliance testing as required by the NDEQ to determine whether it was operating in compliance with its modified air permit issued June 13, 2005. The Company submitted the final results of such testing in December 2005. The preliminary results from this test were favorable and indicated that the plant is in compliance with the limits of its modified construction air permit issued June 13, 2005. The NDEQ recently notified the Company that it will be operating on the modified construction air permit until the plant expansion has been completed. Husker Ag anticipates that it will have a resolution to its operating permit application upon completion of the plant expansion and successful compliance testing which is currently anticipated in 2008. In the meantime, Husker Ag believes that it is in compliance with its modified air permit.

Plant expansion update. On November 9, 2006, the Director of the NDEQ issued an Order of Variance providing a variance from a state law requiring the Company to obtain a new construction air permit before beginning construction on the plant expansion. In its Order, the Director found that the start of concrete work would be unnecessarily delayed by cold winter weather if the Company was required to wait for a new permit. The Order of Variance provides that Husker Ag may commence its plant expansion without a construction air permit, provided that the Company may not operate the new plant until the NDEQ issues a new construction air quality permit for the expansion. This Order does not replace or otherwise affect the Company’s current modified construction air permit which covers the existing plant. Unless terminated earlier by its terms, the Order of Variance shall terminate and expire on November 9, 2007.

Employees

As of November 17, 2006, Husker Ag had a total of 32 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At September 30, 2006, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 3 and 5 of the Company’s financial statements.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended September 30, 2006 and 2005”).

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

The Company attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as incorporating the use of forward cash contracts or basis contracts. As of September 30, 2006, the Company only owned option or futures contracts for the purpose of hedging corn – not natural gas or unleaded gas. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases as well as its gas-plus ethanol contracts as discussed further below.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at September 30, 2006, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $100,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2006, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $82,070. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

The Company estimates that its expected corn usage is approximately ten million bushels per year for the production of approximately 28 million gallons of ethanol. As of September 30, 2006, Husker Ag had cash, futures, and option contract price protection in place for approximately 41% of the Company’s expected corn usage through December 2007; and as of September 30, 2006, Husker Ag also had approximately 23% of its expected corn usage protected by cash purchase contracts through July 2007. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk, Company is participating in the management procurement fund with Cornerstone Energy. This fund is a diversified portfolio fund program for the purpose of assisting Husker Ag in managing price volatility. It is intended to enable Husker Ag to purchase natural gas with a commodity price based upon a combination of fixed and variable pricing options. The Company recently renewed its agreement with Cornerstone Energy through March 2007.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of September 30, 2006, the Company had forward contracts in place for the sale of approximately 19,314,000 gallons of ethanol to be delivered through December 2007. Husker Ag may continue to sell ethanol into 2007 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” below for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, the Company did not have any gas-plus contracts or any option and futures contracts on unleaded gas outstanding at September 30, 2006.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of September 30, 2006, Husker Ag has approximately $11.2 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’s primary note with Union Bank, approximately $8 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the remaining debt in the approximate amount of $3.3 million as of September 30, 2006, has a fixed interest rate of 6.85% through January 2011. The Company did not use its revolving line of credit with Midwest Bank which expired on April 30, 2006, nor its revolving line of credit with Union Bank which expires on April 30, 2007. Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above for additional information regarding the Company’s debt.

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

As of September 30, 2006, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s controls over its financial reporting processes:

1.	The Company had insufficient personnel resources and technical accounting expertise within the accounting function to accurately report, disclose and/or resolve certain accounting matters as of September 30, 2006. As a direct result of this weakness, it was necessary for the Company’s independent accountants to propose certain additions and/or changes related to (i) the prior year comparison financial information included in the Company’s draft September 30, 2006 financial statements; (ii) the disclosures included in the notes to the Company’s draft September 30, 2006 financial statements; and (iii) the recording of parts inventory versus repairs expense, and the timing thereof.

2.	Due to the limited number of personnel involved in the processing of accounting data (Husker Ag currently has three employees devoted full time to the accounting function), the Company did not maintain the proper segregation of duties over automated and manual transaction processes. This included the following areas: purchasing, accounts payable, cash disbursements, payroll, sales, cash receipts and accounts receivable as well as the recording of nonstandard journal entries.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of September 30, 2006, the Company had taken the following remedial actions:

1.	Responsibilities for certain accounting functions were delegated and/or reassigned among the Company’s available personnel, including the following changes which were implemented during the second quarter of 2006: (a) the accounts payable checks are now stuffed in the envelopes and mailed by the assistant controller; (b) the daily deposits are taken to the bank by the distillers marketer (or other designated employee in his absence) who is not otherwise involved in the accounting process; and (c) the assistant controller now has responsibility for all reconciliations, journal entries and the first draft of the financial statements. The Company’s accounting staff currently consists of the controller, assistant controller and accounting clerk. During the third quarter of 2006, the Company continued to review new ways to have certain accounting functions performed by personnel within departments outside the accounting and finance departments to help achieve segregation of duties.

2.	Review procedures were implemented for certain accounting functions to allow for greater oversight and cross-review, including the following changes which were implemented during the second quarter of 2006: (a) purchase orders are now generally required for all purchases (other than miscellaneous office supplies); (b) all purchase orders now require written approval of the appropriate department manager; (c) all invoices now require written approval by the appropriate department manager and the controller before they are paid; and (d) all reconciliations, journal entries and financial statements, which are the responsibility of the assistant controller, are now reviewed by the controller. During the third quarter of 2006, the Company continued to review and analyze these procedures looking for ways to enhance these controls.

3.	The Company is in the process of documenting formal accounting policies and internal controls. During the quarter ended June 30, 2006, the Company prepared preliminary written SOPs (standard operating procedures) for all steps of the accounting process. These procedures are continually updated as necessary to account for changes in accounting processes, personnel, computer programs, etc. During the second quarter of 2006, the Company’s controller also began mapping the information technology systems that support our internal control and the financial reporting process to the financial statements. This mapping process continued into the third quarter.

Management believes that the foregoing actions have improved and will continue to improve the Company’s disclosure controls and procedures. Husker Ag’s management, with the oversight of the audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of the Company’s control environment.

During the third quarter of 2006, the Company determined to change the design of our controls over the financial reporting processes, specifically with respect to the accurate reporting and disclosure of non-routine and complex accounting matters. Specifically, on September 29, 2006, the Company purchased a professional on-line accounting resource service that will assist the Company’s accounting personnel in their education and training with respect to current generally accepted accounting principles that are applicable to our financial reporting requirements.

Subsequent to September 30, 2006, Husker Ag also began negotiations with a professional accounting consulting firm. Husker Ag currently anticipates that it will hire the professional accounting consulting firm during the fourth quarter of 2006 to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff.

(b) Changes in Internal Controls: During the Company’s third fiscal quarter ended September 30, 2006, we have taken the actions set forth above that are intended to help remediate the material weaknesses identified above. Specifically, we continued our delegation and/or reassignment of certain accounting functions; continued the process of documenting formal accounting policies and internal controls; and purchased a professional on-line accounting resource service. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the third quarter of 2006 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company has not been informed of any material pending legal proceedings.

ITEM 1A: RISK FACTORS

Husker Ag’s business is not diversified and this could reduce the value of the membership units.

Husker Ag’s success depends largely upon its ability to profitably operate its ethanol business, while the success of the plant expansion depends largely upon the Company’s ability to timely complete and profitably operate its expanded ethanol business. Husker Ag does not have any other lines of business or other sources of revenue if it is unable to manufacture ethanol and distillers grain. If economic or political factors adversely affect the market for ethanol, the value of its membership units could decline because the Company has no other line of business to fall back on if the ethanol business declines. Husker Ag’s business would also be significantly harmed if its ethanol plant, with or without the expansion, could not operate at full capacity for any extended period of time.

Husker Ag faces intense competition from competing ethanol and other fuel additive producers.

Competition in the ethanol industry is intense. Husker Ag faces formidable competition in every aspect of its business from established producers of ethanol, including Archer Daniels Midland Company and Cargill, Inc., and from other companies that are seeking to develop large-scale ethanol plants and alliances. As of June 2006, the top ten producers accounted for approximately 46% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association (the “RFA”), a national trade association for the ethanol industry. A number of Husker Ag’s competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company.

Husker Ag expects competition to increase as the ethanol industry becomes more widely known and demand for ethanol increases. Most new ethanol plants in development across the country are independently owned. In addition, various investors could heavily invest in ethanol production facilities and oversupply ethanol, resulting in higher raw material costs and lower ethanol price levels that could materially adversely affect Husker Ag’s business, results of operations and financial condition.

Any increase in domestic or foreign competition could cause Husker Ag to reduce its prices and take other steps to compete effectively, which could materially adversely affect Husker Ag’s business, results of operations and financial condition.

The rapid growth of production capacity in the ethanol industry creates some market uncertainty for the ethanol industry.

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 4.5 billion gallons per year in June 2006. In addition, there is a significant amount of capacity being added to the ethanol industry. According to the RFA, as of June 2006 approximately 2.2 billion gallons per year of production capacity, an increase of 48.9% over current production levels, is currently under construction at 41 new and existing facilities. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Husker Ag cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. If the ethanol industry has excess capacity, it could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

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

Husker Ag’s business is highly dependent on commodity prices. These prices are subject to significant volatility and uncertainty, so Husker Ag’s results could fluctuate significantly.

Husker Ag’s results of operations, financial position and business outlook will continue to be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. Prices for these commodities are generally subject to significant volatility and uncertainty. As a result, the Company’s future results may fluctuate substantially, and it may experience periods of declining prices for its products and increasing costs for its raw materials, which could result in lower profits. Husker Ag may continue to attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, natural gas or other items or by engaging in transactions involving hedging contracts, but these activities involve substantial costs and substantial risks and may be ineffective to mitigate these fluctuations.

The spread between ethanol and corn prices can vary significantly.

Husker Ag’s gross margins will depend principally on the spread between ethanol and corn prices. In recent periods, the spread between ethanol and corn prices has been at a historically high level, driven in large part by high oil prices and historically low corn prices. The spread between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol may not remain at, or return to, recent high levels and fluctuations will continue to occur. Any reductions in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Husker Ag’s business is highly sensitive to corn prices, and it generally cannot pass on increases in corn prices to its customers.

Corn is the principal raw material used by the Company to produce ethanol and distillers grain. Because ethanol competes with fuels that are not corn-based, Husker Ag generally is unable to pass along increased corn costs to its customers, and accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.

In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. In 2005, corn bought by ethanol plants represented approximately 13% of the total corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online. At a more local level, the price Husker Ag pays for corn could also increase as a result of the pending expansion at the current plant location or if another ethanol production facility were built in the same general vicinity.

Husker Ag may also have difficulty from time to time in purchasing corn on economical terms due to supply shortages. Any supply shortage could require Husker Ag to suspend operations until corn became available at economical terms. Suspension of operations could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

The Company also attempts to reduce the risks related to corn price volatility through the futures and option markets.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that Husker Ag utilizes in the ethanol manufacturing process.

Husker Ag relies upon third-parties for its supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond Husker Ag’s control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair Husker Ag’s ability to manufacture ethanol for its customers. Further, increases in natural gas prices could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce Husker Ag’s profit margins.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and Husker Ag’s business, future results of operations and financial condition may be materially adversely affected if gasoline demand or price decreases.

The price of distillers grain is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grain.

Distillers grain compete with other protein-based animal feed products. The price of distillers grain may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as corn and soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grain. Because the price of distillers grain is not tied directly to production costs, decreases in the price of distillers grain will result in Husker Ag generating less revenue and lower profit margins.

The use and demand for ethanol and its supply are highly dependent on various federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel. For example, certain laws, regulations and programs provide economic incentives to ethanol producers and users. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. These laws, regulations or programs will continue in the future.

Federal regulations concerning tax incentives or other federal incentive programs could expire or change which could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. The production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The federal ethanol tax incentives may not be renewed in 2010 or they may be renewed on different terms.

Husker Ag may also receive benefits from other federal incentive programs. For example, historically, Husker Ag has received incentive payments to produce ethanol from the United States Department of Agriculture, or USDA, under its Commodity Credit Corporation Bioenergy Program. Under this program, Husker Ag received payments of approximately $4.6 million and $2.2 million in 2003 and 2004, respectively. However, Husker Ag did not receive any substantial payments under this program during 2005. The USDA program expired on June 30, 2006, and existing or future incentive programs may also expire or be eliminated. The elimination or significant reduction in the federal ethanol tax incentive or other programs benefiting ethanol could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Nebraska state producer incentives may be unavailable or could be modified which could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

In 2001 the State of Nebraska enacted LB 536, a legislative bill which established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. Husker Ag has entered into a written agreement with the Tax Commissioner on behalf of the State of Nebraska pursuant to which Husker Ag agreed to produce ethanol at its designated facility and the State of Nebraska agreed to furnish the producer tax credits in accordance with the terms of the law.

The production incentive is scheduled to expire June 30, 2012. Assuming Husker Ag continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on Husker Ag’s revenue.

In recent years, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, came under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not in enact new legislation in the future which would revise LB 536, or otherwise adversely impact ethanol plants, such as Husker Ag’s plant, which are to benefit from LB 536.

Husker Ag believes there are a number of existing projects in Nebraska that are also eligible for LB 536 payments which will require the legislature to increase funding for the producer incentive program through either an increase in general fund appropriation or other sources such as the grain check-off program. Despite the Company’s written agreement with the State of Nebraska, the Nebraska legislature could reduce or eliminate the producer tax credits at any time; however, a reduction or elimination in payments to Husker Ag contrary to the terms of its written agreement would constitute a breach of the contract by the State of Nebraska. The State of Nebraska could also impose taxes on the ethanol plants to provide additional funds for the ethanol production incentive fund. If the State of Nebraska established such a tax, Husker Ag could be for example, required to pay taxes on the distillers grain it produces, which could have a material adverse impact on Husker Ag’s business, results of operations and financial condition.

On February 6, 2004, the Nebraska Attorney General issued an opinion concerning certain proposed legislation which was then before the Nebraska legislature, in which the Attorney General concluded that the “statute authorizing execution of these agreements specifically binds the State to provide such [ethanol tax] credits under the law in effect at the time of execution of the agreements.” In the opinion of Husker Ag, the Attorney General opinion provides support for Husker Ag’s position that it is important that the State of Nebraska continue to meet its obligations in accordance with the terms of the Company’s written agreement.

The Company cannot predict whether the State of Nebraska will continue to be able to meet its obligations under LB 536. The elimination or significant reduction in this state incentive program could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

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

The effect of the Renewable Fuels Standard, or RFS, in the recent Energy Policy Act of 2005 on the ethanol industry is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline or diesel. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher-quality ethanol, and if Husker Ag is unable to adopt or incorporate technological advances into its operations, both Husker Ag’s current and proposed ethanol plant could become uncompetitive or obsolete.

Husker Ag expects that technological advances in the processes and procedures for processing ethanol will continue to occur. It is possible that those advances could make the processes and procedures that Husker Ag utilizes at its ethanol plant (and intend to use in the new expansion) less efficient or obsolete, or cause the ethanol it produces to be of a lesser quality. These advances could also allow the Company’s competitors to produce ethanol at a lower cost than Husker Ag. If the Company is unable to adopt or incorporate technological advances, its ethanol production methods and processes could be less efficient than those of its competitors, which could cause both Husker Ag’s existing and expanded ethanol plant to become uncompetitive.

Ethanol production methods are also constantly advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If the Company is unable to adopt or incorporate these advances into its operations, Husker Ag’s cost of producing ethanol could be significantly higher than those of its competitors, which could make Husker Ag’s ethanol plant obsolete.

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

To construct the plant expansion and operate the expanded business after its completion, Husker Ag needs appropriate permits from the Nebraska Department of Environmental Quality (the “NDEQ”). (See section above entitled “Government Regulation and Environmental Matters” for information regarding Husker Ag’s permit process with the NDEQ.)

Even if Husker Ag receives all required permits from the State of Nebraska, it may be subject to regulations on emissions from the United States Environmental Protection Agency (the “EPA”). Further, EPA and Nebraska’s environmental regulations are subject to change and often such changes are not favorable to industry. Consequently, even if Husker Ag has the proper permits now, it may be required to invest or spend considerable resources to comply with future environmental regulations.

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

To ensure compliance with requirements imposed by the Internal Revenue Service, the Company informs you that any U.S. federal tax advice contained in this Form 10-Q is not intended or written to be used, and cannot be used, for the purpose of (i) avoiding penalties under the Internal Revenue Code, or (ii) promoting, marketing, or recommending to another party any matters addressed herein.

ITE M 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: November 17, 2006.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: November 17, 2006.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)