Form 10-K
period 2006-12-31
HUSKER AG  LLC
filed 2007-04-02
CIK 1133555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

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

The aggregate market value of the membership units held by non-affiliates of the registrant as of June 30, 2006, was $40,429,033, based on the average price of certain membership units sold through the registrant’s Trading System during the first half of the year. Membership units held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2007, the Company had 30,130 membership units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement of the registrant for the Annual Meeting of Members which is not yet scheduled are incorporated in Part III of this report.

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

Husker Ag’s ethanol plant converts, on an annual basis, roughly ten million bushels of corn into approximately 27 million gallons of ethanol per year. The ethanol plant also produces over 160,000 tons annually of animal feed known as distillers grain, which may be sold as distillers dried grain with solubles, distillers modified wet grain and distillers wet grain. These types of distillers grain are the principal co-products of the ethanol production process. The Company currently produces and sells only modified wet distillers grain.

General Developments

Expansion of Plant

The Company’s current plant expansion project, which was approved by the Company’s members at the 2006 Annual Meeting of Members held on June 26, 2006, will add approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. The total cost of the project is estimated to be approximately $63 million.

The Company anticipates that it will finance the plant expansion project partially from the net proceeds received from our rights offering (approximately $14.7 million) and partially from the debt financing from our primary lender (approximately $35 million). The remainder of the cost for the project will need to be financed out of our available cash resources from current earnings, if any. See “Rights Offering” below under this Item 1 for information regarding the Company’s rights offering. See “Liquidity and Capital Resources” below under Item 7 of this Form 10-K for information regarding the Company’s debt financing for this project.

On July 25, 2006, the Company executed an Agreement between Owner and Design/Builder on the Basis of a Stipulated Price (the “Design-Build Agreement”) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (“ICM”). Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that would add 40 million gallons per year of ethanol production capacity to the Company’s existing operations. This expansion is adjacent to the Company’s existing plant and will result in the Company’s total plant capacity exceeding 60 million gallons per year.

Under the terms of the Design-Build Agreement, the Company will pay ICM approximately $44,284,000 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. As part of the agreement, the Company also entered into a limited License Agreement with ICM to use the technology and information in the design and construction of the plant expansion. ICM began construction on the plant expansion project in October 2006, and the Company anticipates that the project will be completed before the end of 2007.

The Design-Build Agreement required the Company to pay ICM a down payment in the amount of 10% of the total contract price, which was paid in full by October 15, 2006. Thereafter, the Company makes payments to ICM on a progress billing basis, based upon periodic applications for payment for all work performed as of the date of the application. The Company will retain 5% of the amount submitted in each application for payment. Upon substantial completion of the entire project, as defined in the agreement, the Company will release all retained amounts, less an amount equal to $500,000 plus the reasonable cost to complete all remaining items. When the new plant meets the performance criteria set forth in the agreement, which includes the requirement that the new plant operate at a rate of 40 million gallons per year of ethanol based on a seven-day performance test, the Company will release the $500,000 retainage.

A copy of the Design-Build Agreement was attached as an exhibit to the Company’s Form 10-Q for the period ended June 30, 2006 which was filed with the SEC on August 14, 2006.

Rights Offering

On June 26, 2006, at the Husker Ag Annual Meeting of Members, the members approved a proposed plant expansion. To help finance the plant expansion, the Company proceeded with a rights offering where each member of the Company as of August 1, 2006, the record date, was offered a nontransferable subscription right to subscribe to one membership unit for each unit held at a subscription price of $1,000 per unit. As of the record date, there were 15,318 membership units outstanding, and the total rights offering was for a maximum of 15,318 units or $15,318,000.

On September 5, 2006, the Company filed a Registration Statement with the SEC registering up to 15,318 subscription rights and 15,318 membership units in the Company. This Registration Statement, which was amended on October 11, 2006, and October 23, 2006, was approved and declared effective by the SEC on October 25, 2006.

On or about October 27, 2006, the Company provided a prospectus to each of its members of record as of August 1, 2006. The prospectus was the formal written offer to existing members of the Company (as of the record date) of the right to subscribe to newly issued membership units on a pro rata basis, based on each member’s percentage ownership interest in the Company. A copy of the final prospectus was filed with the SEC on October 27, 2006, and is available on the SEC’s website at www.sec.gov. The Company’s Registration Statement, as amended, and related exhibits are also available on the SEC’s website.

In accordance with the terms of the Registration Statement, the Company retained the right to extend the rights offering beyond the initial expiration date of November 30, 2006, and the Board of Directors extended the right to exercise the subscription rights through December 18, 2006. These subscription rights were subject to acceptance by the Company’s Board of Directors after the Company obtained debt financing to help pay for the plant expansion project.

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms of the Credit Agreement, to provide up to $35,000,000 of debt financing for the plant expansion project. See “Liquidity and Capital Resources” below under Item 7 of this Form 10-K for additional information regarding this new loan. Thereafter, on January 12, 2007, the Board of Directors accepted the subscription rights and issued the membership certificates upon receipt of the funds from the escrow agent.

In the rights offering, the Company sold a total of 14,812 membership units for total proceeds in the amount of $14,812,000, with 506 subscription rights remaining unsubscribed and 506 membership units remaining unsold.

As of January 12, 2007, after the completion of the rights offering, the Company has 30,130 membership units issued and outstanding.

The Company will apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Loss of Federal Small Producer’s Tax Credit. The Company’s members have received the benefits of the federal small producer’s tax credit which is a $.10 per gallon of ethanol tax credit available for ethanol produced at plants with 60 million gallons or less of annual capacity. For the past several years, many members have been eligible to deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The amount of any such credit received by a member must be included in the gross income of the member for tax purposes. Upon completion of the plant expansion project, Husker Ag will no longer qualify as a small producer and the small producer tax credit will end for Husker Ag members in the year that the Company’s total production capacity surpasses the 60 million gallon limit. The small producer tax credit is otherwise scheduled to sunset December 31, 2010.

Exchange of Investment in Val-E Ethanol, LLC for Investment in US BioEnergy Corporation

In December 2005, the Company purchased a 24.1% interest in Val-E Ethanol, LLC, a Nebraska limited liability company (“Val-E Ethanol”), which was created to construct, own and operate a 45-million gallon per year ethanol plant located near Ord, Nebraska (which was completed in 2006). The Company purchased 1,200 units of Val-E Ethanol for $5,000 per unit for an aggregate total of $6,000,000. Husker Ag borrowed $4,500,000 for the purchase of this interest. See “Liquidity and Capital Resources” below under Item 7 of this Form 10-K for additional information regarding this loan.

Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, was then the majority owner of Val-E Ethanol. On February 16, 2006, US BioEnergy Corporation, a Brookings, South Dakota based corporation (“US BioEnergy”), announced that it was acquiring Platte Valley Fuel Ethanol, LLC. That transaction closed on April 30, 2006. Subsequent to that announcement, US BioEnergy offered to acquire the remaining membership interests in Val-E Ethanol for shares of common stock in US BioEnergy. The Company and each of the other minority owners of Val-E Ethanol agreed to this proposed exchange.

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

On August 3, 2006, US BioEnergy filed a Form S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”) announcing its intention to proceed with an initial public offering (“IPO”). In December 2006, the SEC declared US BioEnergy’s registration statement effective and US BioEnergy completed its IPO. US BioEnergy’s stock is currently listed on the NASDAQ Stock Market under the symbol “USBE”.

Following a 1 for 4 reverse stock split that occurred concurrently with the IPO, the number of Husker Ag’s shares in US BioEnergy was reduced from 3,000,000 to 750,000 shares.

However, Husker Ag’s shares in US BioEnergy are “restricted securities” under Rule 144 of the Securities Act of 1933, or Rule 144, which may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144. In addition to any restrictions on the sale of Husker Ag’s shares in US BioEnergy under federal securities laws, the Company entered into a lock-up agreement with US BioEnergy in September 2006. Under this agreement, except for certain specified exceptions, Husker Ag may not sell or otherwise transfer its shares in US BioEnergy for 180 days after the date that the final prospectus is filed with the SEC by US BioEnergy. As a result, Husker Ag will not be able to sell its shares in US BioEnergy until June 2007.

The Company holds these 750,000 shares in common stock of US BioEnergy as trading securities. See Note 1 to the Company’s Financial Statements included below for additional information regarding the Company’s accounting for this investment.

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

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (a) an octane enhancer in fuels; (b) an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and (c) a non-petroleum-based gasoline extender. Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The overwhelming majority of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies. For the years ended December 31, 2006, 2005 and 2004, ethanol sales comprised 82.9%, 81.1% and 74.2%, respectively, of the Company’s total net sales.

Distillers Grain

A principal co-product of the ethanol production process is distillers grain, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing may create three forms of distillers grain: distillers wet grain, distillers modified wet grain, and distillers dried grain. Distillers wet grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days). Distillers modified wet grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. The Company is currently producing almost entirely distillers modified wet grain which is sold to nearby markets. The Company could switch to dried distillers grain if there were a significant change in local demand or a material change in market conditions for the Company’s current modified wet grain product. For the years ended December 31, 2006, 2005 and 2004, distillers grain sales comprised 12.3%, 12.9% and 15.3%, respectively, of the Company’s total net sales.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of December 31, 2006, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 52% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and Management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

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

According to the Renewable Fuels Association, ethanol production in the United States has increased more than 300% since 2000. This growth has been the result of strong underlying economic demand and public support for fuel ethanol, which has been driven by a variety of factors. One of the most important factors is the strategic benefit gasoline suppliers receive from using fuel ethanol as an octane enhancer and as an extender of gasoline supplies. Another significant factor has been the environmental benefits of fuel ethanol as an oxygenate, which has made it attractive to gasoline suppliers for marketing purposes and for meeting environmental standards.

The ethanol industry has been highly dependent on several governmental economic incentives.

Federal Ethanol Supports

Clean Air Act Amendments of 1990. In order to address two distinct pollution problems, the Clean Air Act Amendments of 1990 created two programs mandating changes in fuel composition: the Federal Oxygen Program aimed at carbon monoxide; and the Reformulated Gasoline (RFG) Program targeted at smog-forming emissions. These programs created a market for ethanol as an oxygenate.

The Federal Oxygen Program became effective November 1, 1992, and had the largest effect on ethanol sales. This program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution. The RFG Program became effective January 1, 1995. This program requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone (i.e., smog).

Although the federal oxygenate requirements for RFG included in the Clean Air Act were completely eliminated on May 5, 2006 by the Energy Policy Act of 2005, refiners continue to use oxygenated gasoline in order to meet continued federal and state fuel emission standards.

Renewable Fuels Standard. In August 2005, President George W. Bush signed into law the Energy Policy Act of 2005. The legislation created the first-ever nationwide Renewable Fuels Standard (the “RFS”) in federal law, requiring that at least 4 billion gallons of ethanol and biodiesel be used in 2006, increasing approximately 700 million gallons per year until it reaches a requirement of 7.5 billion gallons in 2012.

The RFS is a mandate requiring fuel refiners to use a certain minimum amount of renewable fuel blends in our nation’s fuel supply. It is anticipated that the vast majority of the renewable fuel used will be ethanol. According to the Renewable Fuels Association, the Energy Policy Act is expected to double the domestic ethanol industry in the next 6 years.

Since current national ethanol production capacity exceeds the 2007 RFS requirement of 4.7 billion gallons, the RFS requirements may not impact the demand for and the resulting price for ethanol in the short-term. However, it is possible that the increased RFS requirement of 7.5 billion gallons of renewable fuel by 2012 may help support ethanol prices in the long-term.

Federal Excise Tax Exemption. Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline for over 25 years. The exemption allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit for each gallon of ethanol they blend. The American Jobs Creation Act of 2004 extended the subsidy to 2010 and created the Volumetric Ethanol Excise Tax Credit (“VEETC”). The VEETC program replaced the federal ethanol excise tax credit that existed previously with a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended through December 31, 2010.

Federal Small Producer’s Credit. Husker Ag has also received the benefits of the federal small producer’s credit which is a $.10 per gallon of ethanol tax credit available for ethanol produced at plants with 60 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2010. With the passing of the Energy Policy Act of 2005, the definition of a small producer was increased from 30 million to 60 million gallons. The pass-through nature of Husker Ag’s partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member.

In October 2006, the Company began construction on its 40 million gallon plant expansion. Upon completion of the expansion, Husker Ag will no longer qualify as a small producer and the small producer tax credit will end for Husker Ag members in the year that the Company’s total production capacity surpasses the 60 million gallon limit.

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

On October 5, 2006, the Company entered into a new Risk Management and Ethanol Marketing Contract (the “2006 Marketing Agreement”) with FC Stone and Eco-Energy pursuant to which Eco-Energy purchases the Company’s entire output of ethanol for the 40 million gallon plant expansion in good faith at fair market rates for the term of the agreement subject to the Company’s sale of up to 5,000 gallons per month to local customers and sale of ethanol to any Company-owned E-85 station. This 2006 Agreement applies only to the Company’s proposed 40 million gallon plant expansion and does not apply to the Company’s existing plant. The 2006 Agreement does not amend or supersede the 2005 Agreement.

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

Competition

Husker Ag is in direct competition with numerous other ethanol producers, many of whom have greater resources than the Company does. The Company expects that additional ethanol producers will continue to enter the market if the demand for ethanol continues to increase. Husker Ag’s ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service.

During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to more than 5.5 billion gallons at the end of 2006. Based upon information provided by the Renewable Fuels Association (the “RFA”), 110 ethanol plants located in 19 states produced a record 4.9 billion gallons of ethanol in 2006, an increase of more than 25% from 2005. Fifteen new facilities combined with expansions at existing plants, increased the industry’s annual production capacity by a record 1.051 billion gallons according to the RFA. The RFA reported that 73 plants and 8 major expansions were under construction at the end of 2006 that would add approximately 6 billion gallons of new annual production capacity by 2009. This increase in capacity may be expected to continue in the near future. Husker Ag cannot determine the effect of this type of an increase upon the demand or price of ethanol, although such plants may compete with the Company in the sale of ethanol and related products.

As of December 2006, there are approximately 94 producers operating 110 production facilities in the United States. The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain Processors, LLC, VeraSun Energy Corporation, Aventine Renewable Energy, Inc., and US BioEnergy Corporation, all of which are capable of producing much more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to those of Husker Ag.

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

Corn prices have increased sharply since August 2006. Corn prices have risen at least partially due to additional demand from the ethanol industry. Because of forward corn contracts purchased by the Company for the last half of 2006, the Company was able to reduce the impact of this price increase. However, if corn prices remain at historically high prices through 2007, the Company’s margins can be expected to reduced accordingly. See “Risk Factors” below.

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

As noted above, the Company has entered into a risk management agreement with FC Stone, LLC (“FC Stone”), a commodities risk management firm, under which FC Stone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant.

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

The Company filed an application with the Nebraska Department of Environmental Quality (the “NDEQ”) for its National Pollutant Discharge Elimination System (NPEDS) waste water permit on August 2, 2002, and received its waste water permit from the NDEQ and such permit was effective February 26, 2003. As of December 31, 2006, the NDEQ had not yet issued Husker Ag its Air Quality Operating Permit. Therefore, the Company has been subject to its Construction Permit which was issued in January 2002. Before being modified in 2005, this permit limited production at the plant to 25,000,000 gallons of denatured alcohol.

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

During October and November 2005, Husker Ag conducted compliance testing as required by the NDEQ to determine whether it was operating in compliance with its modified air permit issued June 13, 2005. The Company submitted the final results of such testing in December 2005. The preliminary results from this test were favorable and indicated that the plant is in compliance with the limits of its modified construction air permit issued June 13, 2005. During the fourth quarter of 2006, the NDEQ notified the Company that it will be operating on the modified construction air permit until the plant expansion has been completed. Husker Ag anticipates that it will have a resolution to its operating permit application upon completion of the plant expansion and successful compliance testing which is currently anticipated by the end of 2007. In the meantime, Husker Ag believes that it is in compliance with its modified air permit.

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

During 2006, Husker Ag filed a formal application with the NDEQ for permission to modify its existing plant in accordance with the plant expansion project, such application requesting a limit of 76,000,000 gallons of annual ethanol production. In accordance with the Nebraska Air Quality Regulations, notice of our application was given to the public on February 12, 2007, with the 30 day public notice period having ended on March 13, 2007. While the NDEQ received no public comment, Husker Ag continues to work with the NDEQ to review its application. The Company has been given no assurance from the NDEQ regarding the issuance of its construction air permit.

Husker Ag’s financing agreement with Union Bank & Trust Company for the plant expansion project specifically states that Husker Ag may not draw on its construction loan unless and until the NDEQ issues a new construction air quality permit for the expansion. See “Liquidity and Capital Resources” below under Item 7 for additional information regarding the Company’s debt financing for the expansion. In the event the construction air permit is not approved by the NDEQ by the time the Company is otherwise ready to draw on its construction loan, Husker Ag may be required to borrow money on its line of credit to make payments necessary under its Design-Build Agreement with ICM, and/or seek modifications of its agreements with Union Bank or ICM.

Employees

As of March 30, 2007, Husker Ag had a total of 32 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Competition in the ethanol industry is intense. Husker Ag faces formidable competition in every aspect of its business from established producers of ethanol, including Archer Daniels Midland Company and Cargill, Inc., and from other companies that are seeking to develop large-scale ethanol plants and alliances. For 2006, the top ten producers accounted for approximately 44% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association (the “RFA”), a national trade association for the ethanol industry. A number of Husker Ag’s competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company.

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

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 5.5 billion gallons per year in January 2007. In addition, there is a significant amount of capacity being added to the ethanol industry. According to the RFA, approximately 6.0 billion gallons per year of production capacity was under construction at the end of 2006. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Husker Ag cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. If the ethanol industry has excess capacity and such excess capacity results in a fall in prices, it will have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. Demand for ethanol can also fall if gasoline prices decrease because ethanol is used as a potential substitute for gasoline.

The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol has resulted in increased demand for corn which has in turn led to increases in the price of corn, resulting in higher costs of production and lower profits.

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

Husker Ag’s gross margins will depend principally on the spread between ethanol and corn prices. In recent periods, the spread between ethanol and corn prices has been at a historically high level, driven in large part by high oil prices and historically low corn prices. However, more recently the price of corn has increased significantly, reducing such gross margins. The spread between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol may not remain at, or return to, recent high levels and fluctuations will continue to occur. Any reductions in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Husker Ag’s business is dependent upon the availability and price of corn. Significant disruptions in the supply of corn will have a material adverse effect on Husker Ag’s business, results of operations and financial condition. In addition, since the Company generally cannot pass on increases in corn prices to its customers, continued periods of historically high corn prices will also materially adversely affect Husker Ag’s business, results of operations and financial condition.

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

In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. In 2006, corn bought by ethanol plants represented nearly 17% of the total domestic corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online. The significant increase in domestic ethanol capacity under construction could outpace increases in corn production, which may increase corn prices and significantly impact the Company’s profitability.

At a more local level, the price Husker Ag pays for corn could also increase as a result of the pending expansion at the current plant location or if other ethanol production facilities were built in the same general vicinity. Husker Ag may also have difficulty from time to time in purchasing corn on economical terms due to supply shortages. Any supply shortage could require Husker Ag to suspend operations until corn became available at economical terms. Suspension of operations could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

The Company also attempts to reduce the risks related to corn price volatility through the futures and option markets. However, these hedging transactions also involve risk to the Company’s business.

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

Due to capacity constraints in the natural gas pipeline from Grand Island, Nebraska to the Company’s plant site, Husker Ag does not currently have sufficient firm transportation for the natural gas required for its expansion. While the Company anticipates that in the short-term it will be able to acquire sufficient natural gas for its operating needs through the released market, neither Kinder Morgan nor our natural gas provider Cornerstone Energy can guarantee that our natural gas supply will be uninterrupted.

In an effort to secure firm transportation for our anticipated future natural gas needs, in February 2007, Husker Ag entered into a Precedent Agreement with Kinder Morgan Interstate Gas Transmission LLC (“Kinder Morgan”) whereby Husker Ag agreed, subject to the terms of the Precedent Agreement, to enter into a 10-year Firm Transportation Service Agreement providing for firm interstate natural gas transportation service to be provided by Kinder Morgan for Husker Ag. Husker Ag agreed to contract for 3,500 MMBtus per day which is the anticipated need for the expansion. The Precedent Agreement also allows Husker Ag to pay for its share of Kinder Morgan’s capacity expansion project and related facilities over a ten-year period at the “negotiated reservation rate” of $0.6250 per MMBtu per month.

Kinder Morgan’s obligation under the Precedent Agreement is subject to several conditions including sufficient firm capacity subscription from other consumers, all appropriate and final government approvals, and all rights-of-way and other surface required to site and maintain the pipeline facilities. Given these conditions, Husker Ag does not expect this new pipeline to be in place until late 2008. If Kinder Morgan abandons this project, Husker Ag would be forced to rely on the released natural gas market and may be required to pursue alternative solutions to its long terms natural gas needs.

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

Husker Ag may also receive benefits from other federal incentive programs. For example, historically, Husker Ag has received incentive payments to produce ethanol from the United States Department of Agriculture, or USDA, under its Commodity Credit Corporation Bioenergy Program. Under this program, Husker Ag received payments of approximately $4.6 million and $2.2 million in 2003 and 2004, respectively. However, Husker Ag did not receive any substantial payments under this program during 2005 or 2006. The USDA program expired on June 30, 2006, and existing or future incentive programs may also expire or be eliminated. The elimination or significant reduction in the federal ethanol tax incentive or other programs benefiting ethanol could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

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

Update for 2007 Legislative Session: The 2007 Nebraska Unicameral legislative session is expected to end on or about May 31, 2007. The legislature is currently considering funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills have come to a final vote by the legislature as of March 29, 2007. The legislature is expected to continue to debate, and possibly vote on, one or more ethanol related bills during the second quarter of 2007.

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

Ethanol production methods are also constantly advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Continued increases in the price of corn, or sustained high corn prices, could decrease the relative attractiveness of corn-based ethanol where alternatives exist, thereby adversely affecting Husker Ag’s business, operating results or financial condition. Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If the Company is unable to adopt or incorporate these advances into its operations, Husker Ag’s cost of producing ethanol could be significantly higher than those of its competitors, which could make Husker Ag’s ethanol plant obsolete.

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

Husker Ag’s plant expansion project could suffer delays or defects in plant construction that could postpone our ability to generate revenues on the expanded plant.

Construction projects often involve delays. If it takes longer to obtain necessary permits or construct the plant than we anticipate, it would delay our ability to generate revenues from the expansion. Moreover, there is no assurance that defects in materials and/or workmanship of the project will not occur. Under the terms of our Design-Build Agreement with ICM, we have warranties that are limited in scope. Husker Ag will be relying on our design build contractor to satisfy its warranties, and these warranties may not provide adequate resources if there are defects in materials and/or workmanship. Notwithstanding any warranties, such defects could delay the commencement of operations, or if discovered after operations have commenced, could cause us to halt or discontinue operations of the plant expansion.

To ensure compliance with requirements imposed by the Internal Revenue Service, the Company informs you that any U.S. federal tax advice contained in this Form 10-K is not intended or written to be used, and cannot be used, for the purpose of (i) avoiding penalties under the Internal Revenue Code, or (ii) promoting, marketing, or recommending to another party any matters addressed herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company is not an accelerated filer or large accelerated filer or well-known seasoned issuer and has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2.	PROPERTY

The Company’s corporate offices are located at the plant site in the administrative building at 54048 Highway 20, Plainview, Nebraska 68769, phone number (402) 582-4446. The administrative building consists of approximately 5,700 square feet. The Husker Ag ethanol plant is on 47 acres of real property located 3 1/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. The ethanol plant and plant site are subject to real estate mortgage liens granted to the Company’s primarily lender, Union Bank & Trust Company, as described below under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Husker Ag’s management believes the properties and facilities of Husker Ag are adequate to support Husker Ag’s ethanol business operations. The Company’s ethanol plant currently has the capacity to produce approximately 27 million gallons of ethanol per year. As noted above in Item 1, the Company is currently constructing a plant expansion that would add 40 million or more gallons per year of ethanol production capacity to its existing operations.

ITEM 3.	LEGAL PROCEEDINGS

Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of members during the quarterly period ended December 31, 2006.

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

The Husker Ag Trading System has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. As a result, transfers of Husker Ag membership units are strictly regulated, and the Nebraska Department’s approval is based on representations made to the Nebraska Department concerning the operation of the Trading System, including the Husker Ag Trading System Rules and Procedures. The Husker Ag Trading System Rules and Procedures are available on the Husker Ag website, www.huskerag.com.

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

Holders

As of March 30, 2007, there were approximately 594 unit holders of the Company’s membership units determined by an examination of the Company’s transfer book.

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

The Company has declared and paid the following distributions since its inception through December 31, 2006:

Declaration Date	Approximate Date Paid	Amount Per Unit
December 23, 2003	February 2, 2004	$150.00

	Total for 2003	$150.00

April 20, 2004	June 1, 2004	$200.00
August 13, 2004	September 15, 2004	$150.00
November 12, 2004	January 7, 2005	$100.00

	Total for 2004	$450.00

March 29, 2005	May 6, 2005	$100.00
August 23, 2005	September 16, 2005	$150.00
November 22, 2005	December 20, 2005	$200.00

	Total for 2005	$450.00

March 23, 2006	April 20, 2006	$150.00
August 3, 2006	August 16, 2006	$200.00
November 28, 2006	December 15, 2006	$125.00

	Total for 2006	$475.00

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

First, the Company must be in compliance with all of its loan covenants with Union Bank prior to making any distributions in the future. With the Credit Agreement signed with Union Bank for the financing of the plant expansion project, the Company will be required to obtain prior approval from 66.67% of all financial institutions participating in this new financing. See “Liquidity and Capital Resources” below under Item 7 for additional information regarding the covenants for the Company’s debt.

Securities Authorized for Issuance under Equity Compensation Plans

Husker Ag currently has no equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

Husker Ag had no unregistered sales of securities during the past three fiscal years.

Purchases of Equity Securities by Husker Ag

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(In thousands, except per membership unit amounts)
	2006	2005		2004	2003(1)	2002(2)
Net sales	$58,672	$47,224		$47,785	$34,337	$—

Net income (loss)	$28,370	$10,092		$9,768	$7,996	$(1,543)

Earnings (loss) per membership unit	$1,852.06	$658.86		$637.70	$522.01	$(100.76)

Cash distributions declared per membership unit	$475.00	$450.00		$450.00	$150.00	$—

Book value per membership unit(3)	$2,984.25	$1,607.19		$1,398.33	$1,210.63	$837.40

Total assets	$63,536	$40,145	(4)	$42,307	$42,282	$25,721

Total debt (current and long-term)	$10,667	$13,575	(5)	$16,107	$19,862	$10,192

Members’ equity	$45,713	$24,619		$21,420	$18,544	$12,847

(1)	–	Fiscal year 2003 represents only a partial year of operating because the Company did not begin production of ethanol until March 2003 and did not reach name-plate capacity until the second quarter of 2003.
(2)	–	The Company was in start-up phase during 2002 and therefore had no operating revenue during fiscal year 2002.
(3)	–	Members’ equity divided by membership units outstanding as of the end of the period.
(4)	–	Total assets went down by approximately $2.2 million from December 31, 2004 to December 31, 2005 primarily due to the Company’s use of cash to pay down long-term debt by over $7 million. This reduction in debt was offset by other factors (such as the Company’s net income less distributions) that are set forth in more detail in the Company’s financial statements included below under Item 8.
(5)	–	Includes subscription payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Husker Ag’s operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see “Energy Production Credits” under “Results of Operations for the years ended December 31, 2006 and 2005” below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Results of Operations for the years ended December 31, 2006 and 2005

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the years ended December 31, 2006 and 2005. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 8 of this Form 10-K.

	2006		2005
Sales and revenues	$58,671,929	100.0%	$47,224,468	100.0%
Cost of sales	(36,716,296)	(62.6)%	(32,692,390)	(69.2)%
Gain (Loss) on options	1,659,862	2.8%	(1,807,964)	(3.8)%

Gross profit	23,615,495	40.2%	12,724,114	27.0%
Selling, general and administrative expenses	(1,886,743)	(3.2)%	(2,266,188)	(4.8)%

Operating income	21,728,752	37.0%	10,457,926	22.2%
Interest expense	(516,920)	(0.9)%	(668,533)	(1.4)%
Interest and other income	7,137,395	12.2%	328,406	0.7%

Income before equity in net income (loss) of affiliate	28,349,227	48.3%	10,117,799	21.5%

Equity in net income (loss) of affiliate	20,596	0.1%	(25,362)	(0.1)%

Net income	$28,369,823	48.4%	$10,092,437	21.4%

Sales and Revenues

The Company’s sales and revenues are divided into three main categories including ethanol sales, distillers grain sales and energy production credits. For the years ended December 31, 2006 and 2005, ethanol sales comprised 82.9% and 81.1%, respectively, of total net sales. Distillers grain sales comprised 12.3% and 12.9% of the Company’s total net sales for the years ended December 31, 2006 and 2005, respectively; while federal and state energy production credits make up the remaining 4.8% and 6.0% of the Company’s total net sales for 2006 and 2005, respectively. If energy production credits are excluded, ethanol sales represent 87.1% and 86.3%, and distillers grain sales represent 12.9% and 13.7%, of the total revenue of the Company from the sales of its products for the years ended December 31, 2006 and 2005, respectively.

Net sales for the year ended December 31, 2006 increased by approximately $11.4 million, or 24.2% over the prior year. This increase in net sales in 2006 compared to 2005 resulted from an increase in ethanol sales of over $10 million, along with an increase in distiller grain sales of over $1 million. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for 2006 increased by 26.9% over the prior year. This was primarily due to an approximate 10.4% increase in the production of ethanol or 2.6 million gallons over 2005 coupled with a 15.1% increase in selling price from the previous year.

The vast majority of ethanol sold during 2006 was sold pursuant to a forward contract. At December 31, 2006, the Company had forward contracts for the sale of approximately 15.3 million gallons of ethanol with fixed prices ranging from $1.35 to $2.20 per gallon to be delivered through December 2007.

Distillers Grain Sales

Sales of distillers grain increased by over $1.1 million, or 18.4% for 2006 compared to 2005. This sales increase is largely due to two factors, an increase of production of over 10.7% or approximately 18,000 tons and an 8.8% increase in average selling price from 2006 to 2005.

Energy Production Credits

Net sales included approximately $2.8 million of energy production credits for the year ended December 31, 2006, which is nearly the same amount of net production credits earned during 2005. Except for a small adjustment for federal credits, energy production credits for 2006 are derived entirely from the State of Nebraska. Credits from the State of Nebraska remained relatively consistent for 2006 compared to 2005. The Company’s net income for the year ended December 31, 2006 without the energy production credits included in net sales would have been approximately $25.5 million (compared to actual net income of approximately $28.4 million).

While the producer credits from the State of Nebraska should remain relatively consistent for 2007 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” above), the Company does not expect to receive any revenues from the federal program in the future.

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

Since the plant was operating at nearly full capacity for all of 2004 and 2005, the Company did not earn any federal ethanol producer credits during 2006, and with the termination of the program on June 30, 2006, the Company does not expect to receive any payments from this program in the future.

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

Gain on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, in the past 24 months, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has taken hedging positions in unleaded gas futures and options markets. However, the Company did not purchase any option and futures contracts on natural gas or unleaded gas during 2006 nor did the Company have any such contracts outstanding as of December 31, 2006.

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

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not enter into any option and futures contracts on natural gas during 2006 and did not have any such contracts outstanding on December 31, 2006. During the second quarter of 2006, and again in March 2007, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2008. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

During 2005 and the first half of 2006, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, in 2005, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005. However, the Company did not enter into any gas-plus contracts during 2006 until December 18, 2006, and the Company only had this one gas-plus contract outstanding on December 31, 2006. Because the Company only purchased this one gas-plus contract late in 2006, it did not purchase any option and futures contracts on unleaded gas during 2006 and did not have any such contracts outstanding on December 31, 2006. However, in 2007 Husker Ag did purchase a hedging contract against this gas-plus contract.

The Company’s net income for 2006 included net realized gains on option and futures contracts in the amount of $1,659,862. Contracts on unleaded gas created $25,855 of this gain, with the balance coming from corn contracts.

Market conditions for corn during 2006 were very favorable for the Company’s option and futures contracts creating the majority of this gain. However, the Company cannot predict whether it will realize additional gains on option and futures contracts in the future.

For 2005, the Company reported a loss on option and futures contracts in the amount of $1,807,964. This amount consists of a loss on contracts corn of $1,510,945 and a loss of $297,019 on natural and unleaded gas contracts.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the years ended December 31, 2006 and 2005, the Company’s cost of sales, as a percentage of total net sales, was 62.6% and 69.2%, respectively. In actual dollars, cost of sales increased by 12.3% from 2006 compared to 2005. Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 59.5% and 59.6% of total cost of sales for the years ended December 31, 2006 and 2005 respectively. Natural gas and the denaturant made up 19.7% and 18.4% of cost of sales for 2006 and 2005, respectively.

The primary reason for the increase in cost of sales is due to a 10.4% increase in ethanol production in 2006 compared to 2005. Corn costs increased approximately $2.3 million due to increased production and an approximate 9.0% increase in the average price in corn. Natural gas increased $415,000 due to increased production and an approximate 2% increase in the average price of natural gas. Denaturant costs increased approximately $806,000 also due to an increase in production coupled with an increase in prices during the year.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during 2007. However, the Company’s cost of sales is largely dependent upon the corn and gas markets.

Selling, General and Administrative Expenses

For 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.4% and 5.1%, respectively. The Company’s selling, general and administrative expenses decreased by approximately $379,000 or 16.7% for 2006 compared to 2005. The Company’s selling, general and administrative expenses in 2005 included large non-recurring expenses in 2005 including (i) the Company’s refinancing of its long term debt in February, 2005 which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company’s remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $562,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for 2006 increased from 2005, generally corresponding to an increase in the Company’s net sales.

For 2007, Husker Ag anticipates its typical selling, general and administrative expenses will generally remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits. However, the Company will experience some nonrecurring administrative expenses over the next 6 to 12 months due to the plant expansion project. See “General Developments” under Item 1 above for a description of the plant expansion project.

Interest and Other Income

Interest and other income for the year ended December 31, 2006, consisted of approximately $366,000 of interest income, an unrealized gain on securities of approximately $6.8 million and $17,000 of other income. For the year ended December 31, 2005, the Company had interest income of approximately $210,000 and other income of approximately $118,000. Interest income was much higher in 2006 due to large amounts of cash equivalents held by the Company during the year. The unrealized gain on securities of $6.8 million is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. See “General Developments” above under Item 1 for additional information on the Company’s investment in US BioEnergy. Other income for 2005 consisted primarily of a refund of sales taxes paid by the Nebraska Department of Revenue in the amount of $112,504.

Interest Expense

Interest expense for the year ended December 31, 2006, was approximately $517,000 compared to roughly $669,000 for the prior year ended December 31, 2005. This decrease is due to the capitalization of interest in the amount of $284,734 for projects under construction.

During the last half of 2006, a large amount of the Company’s interest obligations on its debt ($284,734) was capitalized for the plant expansion project (see the financial statements and specifically Note 1). If you include the capitalized interest with the Company’s interest expense for 2006, interest expense actually increased approximately 19.9% primarily due to the Company’s financing of its investment in Val-E Ethanol, LLC (now US Bio Energy Corporation.) in January 2006 (see “General Developments” under Item 1 above). Also, see the section entitled “Liquidity and Capital Resources” under this Item below for discussion on the Company’s long-term debt.

Equity in Net Income of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant in Ord, Nebraska. Husker Ag reported income of $20,596 from its affiliate in 2006, compared to a loss of $25,362 in 2005.

See “General Developments” under Item 1 above for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006 (later converted to 750,000 shares pursuant to a 1 for 4 reverse stock split). As a result of this exchange, the Company did not report any income from this affiliate after May 2006.

Net Income

Net income for Husker Ag for the year ended December 31, 2006 was approximately $28.4 million, consisting mostly of income from operations of approximately $21.7 million, and approximately $6.8 million of unrealized gain on securities and $366,000 of interest income offset by approximately $517,000 of interest expense. Net income from operations for 2006 included an approximate $1.7 million gain on option and futures contracts.

By comparison, the Company experienced net income for the year ended December 31, 2005 in the approximate amount of $10.1 million, largely due to income from operations of approximately $10.5 million, along with approximately $118,000 of other income and $210,000 of interest income offset by interest expense in the approximate amount of $669,000. Income from operations for 2005 included a loss on option and futures contracts in the approximate amount of $1.8 million.

For the reasons set forth above, the Company’s net income for 2006 increased by approximately $18.3 million more than 2005. The primary reasons for this increase include an increase in ethanol sales of over $10.3 million coupled with the unrealized income of nearly $6.8 million from the Company’s investment in US BioEnergy Corporation.

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

Energy Production Credits

Net sales included approximately $2.8 million of energy production credits for the year ended December 31, 2005, which is approximately $2.2 million less than the net production credits earned in 2004. Credits from the State of Nebraska remained relatively consistent for 2005 compared to 2004. However, for reasons explained above, federal credits for 2005 decreased by approximately $2.2 million over the prior year.

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

For 2004, the Company reported a loss on option and futures contracts in the amount of $1,612,429 comprised solely by corn hedging. This loss generally resulted from falling corn prices during the year.

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

Selling, General and Administrative Expenses

For the years ended December 31, 2005 and 2004, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 5.1% and 3.7%, respectively. The Company’s selling, general and administrative expenses increased by over $690,000 or 44.2% for 2005 compared to 2004. This large increase was due to (i) the Company’s refinancing of its long term debt in February, 2005 which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company’s remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $562,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for 2005 decreased from 2004.

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

Equity in Net Loss of Affiliate

In December 2005, Husker Ag invested in Val-E Ethanol, LLC, a Nebraska limited liability company with a principal place of business in Ord, Nebraska. The Company’s investment in this affiliate is described above it this Item 7, under the section entitled “Results of Operations for the years ended December 31, 2006 and 2005”. Husker Ag reported a loss of $25,362 from its affiliate in 2005.

Net Income

Net income for Husker Ag for 2005 was approximately $10 million, consisting mostly of income from operations of approximately $10.4 million, along with approximately $118,000 of other income and $210,000 of interest income, and partially offset by approximately $669,000 of interest expense. Income from operations for 2005 included an approximate $1.8 million loss on option and futures contracts, which includes both the actual net losses on option and futures contracts closed during 2005 and the change during the twelve months in the market value of option and futures contracts outstanding as of December 31, 2005 and 2004. As noted above, the Company’s net income for 2005 without the state and federal production credits included would have been approximately $7.3 million.

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

Trends that may Impact the Company’s Future Operating Results

Demand and Prices for Ethanol Products

Demand and the corresponding prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect Husker Ag’s profitability and viability. Historically, the price for ethanol has had some relation to the price for gasoline. Any lowering of gasoline prices may also lead to lower prices for ethanol and adversely affect the Company’s operating results.

During 2006, high oil prices and continued MTBE bans resulted in strong ethanol demand and record high ethanol prices. However, because the ethanol industry has been dependent upon government supports, and more importantly, because the production capacity for ethanol is increasing so rapidly, there can be no assurance that the demand for ethanol will keep up with its supply in the near future – regardless of what happens to the price of gasoline.

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

Ethanol demand in the U.S. in 2006 exceeded production. The shortfall in 2006 was filled by imports from other countries, principally Brazil. At the end of 2006, U.S. production capacity was approximately 5.5 billion gallons annually. According to the RFA, another 6.0 billion gallons of production capacity was under construction at year-end.

It is expected that total ethanol production capacity in the U.S. will be in excess of 7.5 billion gallons annually by the end of 2007, which is the amount of the RFS required in 2012. This additional capacity may cause supply to exceed demand. If additional demand for ethanol is not created, the excess supply may cause ethanol prices to decrease, perhaps substantially. In that case, the Company’s revenues would decrease accordingly.

The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of co-products from the production of ethanol, such as distillers grain/solubles. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol has resulted in increased demand for corn which has at a minimum been a contributing factor for recent increases in corn prices. See “Inputs” below for additional information regarding trends in corn prices due to expected increases in U.S. ethanol production.

Government supports

As discussed above, current federal law is favorable to ethanol, and there appears to be a positive trend for the ethanol industry from the federal government. Recent federal legislation has benefited the ethanol industry. For example, as noted above in Item 1, the Renewable Fuels Standard (“RFS”) established by the Energy Policy Act of 2005 mandates that fuel refiners use a certain minimum amount of renewable fuels (including ethanol) which will rise to 7.5 billion gallons by 2012. In addition, ethanol benefits significantly from an excise tax credit of $0.51 per ethanol gallon. This excise tax credit provides incentives for blenders and refiners to blend ethanol with gasoline.

Regardless of the current favorable trend, changes to federal and state statutes, regulations or programs could have an adverse effect on Husker Ag’s business.

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

The USDA estimated that approximately 10.5 billion bushels of corn were harvested in 2006, the third largest harvest on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006. Corn prices have risen at least partially due to additional demand from the ethanol industry. Corn prices may remain at historically high prices.

Management expects corn prices to remain at historical high levels for the first half of 2007. After that corn prices will be largely dependent on the corn crop grown during the summer of 2007. While the Company expects an increase in the number of corn acres in 2007 to possibly record levels, any production shortfall during the 2007 growing season will create increased price volatility and will result in increased corn costs which would increase the Company’s cost to produce ethanol.

If the supply of corn does not keep up with the increased demand for corn due to expected increases in the ethanol production and exports, corn prices can be expected to increase or at a minimum maintain their high recent prices, resulting in higher costs of production and lower profits. See section entitled “Risk Factors” above.

Utilities

Changes in the cost of utilities may also have a material impact on the profitability of the Company. Ethanol production requires a constant and consistent supply of energy. If there is any interruption in Husker Ag’s supply of energy for whatever reason, such as supply, delivery or mechanical problems, the Company may be required to halt production. Increases in the price of natural gas would harm Husker Ag’s business by increasing its energy costs (see discussion below). The Company also needs to purchase significant amounts of electricity to operate the plant. The prices which Husker Ag is required to pay for electrical power will have a direct impact on its costs of producing ethanol and its financial results.

Natural Gas

Natural gas is an important input in the Company’s production process. Husker Ag uses natural gas to dry its distillers grains. As discussed above, the Company currently dries nearly all of its distillers grain to a level of approximately 50% moisture (modified wet grain). Upon completion of the plant expansion project, the Company will produce roughly 150% more distillers grain than its current production. In order to market this extra product, the Company may be forced to dry some of its distillers grain to 10% moisture (dried distillers grain) to allow for storage and transportation over longer distances.

Although natural gas prices trended lower during the second half of 2006, and prices fluctuated in a narrower price band during this time, natural gas prices could again increase significantly as a result of actual or perceived shortages in supply. In addition, in order to ensure adequate supplies of natural gas for the plant expansion project, Husker Ag will be required to contribute to cost of the infrastructure necessary to deliver the new natural gas capacity to the Plainview area. See Risk Factors above under Item IA for a discussion of Husker Ag’s Precedent Agreement with Kinder Morgan requesting additional capacity of natural gas. There is no guarantee that Kinder Morgan will construct the necessary pipeline and additional infrastructure necessary to deliver the necessary additional firm capacity to the Company’s plant site. If Kinder Morgan does not proceed with its capacity expansion project, Husker Ag may be forced to consider alternatives for its long term natural gas needs.

The Precedent Agreement requires Husker Ag to pay for its share of Kinder Morgan’s capacity expansion project and related facilities over a ten-year period at the “negotiated reservation rate” of $0.6250 per MMBtu per month. The agreement allows Husker Ag to pay this incremental charge in lieu of contributing aid in construction to Kinder Morgan for the new pipeline facilities.

As a result, if Husker Ag does enter into a Firm Transportation Service Agreement with Kinder Morgan pursuant to the Precedent Agreement, the Company’s relative proportional costs of natural gas will be higher for the expansion than for the existing plant, due to our requirement to help pay for the new delivery pipeline facilities.

Our current natural gas usage is approximately 54,000 MMBtus per month. After the plant expansion is placed into production, Husker Ag anticipates that its natural gas usage will be approximately 162,000 MMBtus per month.

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

Expansion

Husker Ag is currently expanding its capacity at its existing site by approximately 40 million gallons of capacity, an increase of nearly 150% from the Company’s current production capacity. The timing of this expansion, the terms of the Design-Build Agreement with ICM and the terms of the Company’s financing may all have a material affect on Husker Ag’s results of operations. For a discussion of the plant expansion project, see “General Developments” above under Item 1 of this Form 10-K. While this expansion may allow the Company to better market its ethanol and distillers grain, the expansion will also significantly increase the Company’s need for inputs such as corn and natural gas.

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

Liquidity and Capital Resources

The Company’s liquidity and capital resources will be affected in the short-term by our plant expansion project which is discussed in detail above. See “General Developments” above under Item 1 of this Form 10-K for further discussion on this expansion.

As of December 31, 2006, the Company had current assets of approximately $23.3 million, including cash and cash equivalents of approximately $5.5 million and the Company had total assets of approximately $63.5 million. As of December 31, 2006, the Company had current liabilities totaling approximately $9.5 million. As of December 31, 2006, the Company’s ratio of current assets to current liabilities was 2.45 to one, compared to 2.05 to one as of December 31, 2005.

As of December 31, 2006, the Company had total members’ equity of approximately $45.7 million, or $2,984.25 per unit. This represents an increase of 85.7% when compared to total members’ equity of approximately $24.6 million, or $1,607.19 per unit as of December 31, 2005. Total members’ equity was approximately $21.4 million, or $1,398.33 per unit as of December 31, 2004. Members’ equity increased by approximately $21.1 million during 2006 due to net income for the period in the approximate amount of $28.4 million offset by distributions declared and paid in the approximate amount of $7.3 million.

Cash Flow from Operating Activities. The operating activities of Husker Ag for 2006 generated approximately $21.1 million of net cash flow. The net cash from operating activities includes, among several other material items, net income in the approximate amount of $28.4 million. The operating activities of Husker Ag for the year ended December 31, 2005, generated approximately $12.4 million of net cash flow, which primarily included net income from operations of approximately $10.1 million.

Cash Flow from Investing Activities. During the year ended December 31, 2006, net cash used for investing activities totaled approximately $15.0 million which primarily included $11.8 million to purchase property and equipment, $4.5 million to pay the subscription for an investment in affiliate (Val-E Ethanol, LLC) and $2.5 million to purchase certificates of deposit. These payments were offset by approximately $4.1 million received from the sale of certificates of deposit. This use of cash in 2006 for investing activities compares to approximately $3.5 million of cash used for investing activities for the year ended December 31, 2005, which primarily consists of $1.5 million to purchase an interest in Val-E Ethanol (the initial down payment) and $1.5 million to purchase certificates of deposit.

Cash Flow from Financing Activities. Net cash used for financing activities for the year ended December 31, 2006, totaled approximately $5.7 million, consisting of distributions paid to members ($7,276,050) and net payments on long-term debt including debt origination costs ($2,908,383), offset by loan proceeds in the amount of $4.5 million for the Val-E Ethanol investment. This compares to the cash used for financing activities for the year ended December 31, 2005, in the approximate amount of $15.5 million, consisting primarily of distributions paid to members ($8,424,900) and payments on the construction loan and other long-term debt including debt origination costs ($17,071,604) offset by proceeds from long term debt refinancing of $10,000,000.

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

Since that date, Union Bank has been the Company’s primary and sole lender. On December 31, 2006, the Company had the following outstanding loan obligations with Union Bank:

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

2. Line of Credit – multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted every time this index rate changes (the WSJ Prime Rate was last changed to 8.25% on June 29, 2006, with a resultant interest rate of 9.00% as of November 17, 2006). Principal is due at maturity on or before April 30, 2007. Husker Ag intends to utilize this line of credit when needed for operating purposes. The Company had not borrowed any money from Union Bank pursuant to this line of credit as of March 30, 2007.

3. Val-E Loan – single advance term loan in the amount of $4,500,000. On December 28, 2005, Husker Ag executed a new Commercial Loan Agreement and related promissory note with Union Bank for a single advance term loan in the amount of $4,500,000 (the “Val-E Loan”). This Val-E Loan provided Husker Ag the funds necessary to purchase a 24.1% equity interest in Val-E Ethanol, LLC. See “General Developments” above for further discussion on this investment including an update on the Company’s recent exchange of this investment for an investment in another company. The proceeds from the Val-E Loan were wired to Husker Ag on or about January 4, 2006. This term note is amortized over a sixty (60) month period commencing February 4, 2006, with a final maturity date of January 4, 2011. The interest rate is fixed at 6.85% per year for the term of the note. On January 31, 2006, Husker Ag used the proceeds from this term loan for the balance of its purchase of its membership interest in Val-E Ethanol, LLC; the Company had also paid $1,500,000 of its own cash for this investment.

Union Bank Loan Terms. These loans with Union Bank are secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles. The primary term loan and the Val-E Loan are each subject to a 3% prepayment penalty if refinanced with another lender. Otherwise, Husker Ag may pay off the loans without penalty.

Loan Covenants. Each of these Commercial Loan Agreements with Union Bank require lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from Union Bank for any capital improvements in excess of $2,800,000 for 2006; such capital improvement limit may be amended annually with the approval of Union Bank. This limit will need to be increased for the pending plant expansion project. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (“debt coverage ratio” is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

While these loan terms and covenants remain in effect, the Company will be subject to additional terms and more restrictive loan covenants pursuant to its Credit Agreement with Union Bank signed on January 5, 2007, for purposes of financing the plant expansion project. Those terms and covenants are explained in detail below. As explained below, some of these terms and covenants are effective as of January 5, 2007, while others are not effective until the plant expansion is completed.

Plant Expansion Loan. On January 5, 2007, the Company signed a Credit Agreement with Union Bank, whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. See “General Developments” under Item 1 above for information regarding the plant expansion project. Husker Ag had not borrowed any money from Union Bank pursuant to this Credit Agreement as of March 30, 2007.

On January 5, 2007, the Company had the following loan commitments with Union Bank pursuant to the Credit Agreement and the resultant promissory notes:

1. Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below.

2. Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below.

Under the Credit Agreement, the Company must use its equity funds prior to incurring indebtedness under either of the loans. Union Bank has required the Company to inject a minimum of 40% equity into the plant expansion project (that is, the equity must equal at least 40% of the total of amount of equity and indebtedness). In addition, the Credit Agreement imposes a number of conditions which must be met by the Company on an on-going basis prior to Union Bank’s disbursement of loan funds under either loan. Union Bank has broad powers of discretion with respect to its disbursement of funds under either loan, depending upon the Company’s compliance with the Credit Agreement covenants and conditions.

Additional material terms of the debt financing from Union Bank are as follows:

Interest Rate. The Credit Agreement provides for the same interest rate for both loans. Until the first principal payment is due under the Construction Loan (six months after Substantial Completion), each of the loans will accrue interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted monthly.

Subject to performance pricing indicated below, when the first principal payment is due under the Construction Loan, each of the loans will accrue interest at the three month LIBOR plus 3.00% adjusted monthly.

The Credit Agreement states that performance pricing will be available after the principal payments begin on the Construction Loan based upon the Company’s member equity position. Depending on the percentage of the Company’s total members’ equity to total assets, Union Bank will reduce the interest rate on the Company’s loans by as much as 70 basis points or .70%. Adjustments will be completed on an annual basis based on the Company’s audited financial statements. Interest will be adjusted in accordance with the following rate index:

Minimum Members’ Equity Ratio*	3-Month LIBOR Plus the Following Adder
40%	3.00%
50%	2.55%
60%	2.30%

* — Members’ equity ratio is defined as total members’ equity divided by total assets.

When the first payment is due under the Construction Loan, the Credit Agreement provides that Husker Ag may select a fixed interest rate for one or both of the loans based on the Federal Home Loan Bank (FHLB) 3-year or 5-year fixed advance rate plus 3.00%.

Collateral. These new loans are secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles.

Prepayment Penalty. The loans are subject to a prepayment penalty if refinanced with another lender (3.0% penalty if refinanced during the first three years of principal payments; 1.0% penalty thereafter). Otherwise, the Company may pay off either or both of these loans without penalty. However, if the Company selects the fixed rate option, the Credit Agreement requires a minimum 2.0% prepayment penalty for any prepayments.

Mandatory Additional Principal Payments – Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow. These payments would be capped at $1.5 million per year with a maximum aggregate payment of $5 million over the life of the loans. This additional payment would be applied to scheduled principal installments in inverse order of maturity on these new loans If the amount of any such additional payment would result in a covenant default, the amount of payment will be reduced to an amount that would not cause covenant default.

“Free Cash Flow” is defined as the Company’s annual net income, minus an amount equal to 36% of the net income (as an estimated tax rate); plus the respective calendar year depreciation and amortization expense; minus allowed capital expenditures and principal payments to Union Bank and other authorized creditors.

Covenants/restrictions. The primary financial covenants and restrictions, all determined in accordance with generally accepted accounting principles, as applied on a consistent basis, would include the following:

•

Beginning with the month in which Substantial Completion occurs, the Company must maintain working capital of not less than $6,000,000; this calculation will include any unadvanced portion of the Company’s existing revolving term commitment of $5,000,000.

•

Beginning three months after Substantial Completion and quarterly thereafter, the Company must maintain a debt service coverage ratio of not less than 1.5:1 measured quarterly based on a rolling 4 quarter average (this ratio is defined as net income plus depreciation and amortization; minus extraordinary gain/loss divided by current principal of long term debt).

•

Beginning on January 5, 2007, the Company must have a minimum tangible net worth (total assets minus intangible assets and minus total liabilities, as defined by GAAP) of not less than $34,800,000. The Company shall maintain minimum tangible net worth of no less than the amount that will not allow members’ equity to be below 49%.

•

All distributions to the Company’s members would be subject to prior approval by 66.67% of all financial institutions participating in these loans (determined by the dollar amount of the Company’s total indebtedness to Union Bank and its participants). Before granting any such approval, Union Bank would require the Company to be in compliance with each of the loan covenants before and after the distribution.

•	Other than for the construction of the plant expansion project, the Company must obtain approval from Union Bank for any capital improvements in excess of $1,700,000.00, subject to annual revision.

•

Cash distributions could be paid out up to three times per year in April (based on March year-to-date financial results), August or September (based on June year-to-date results) and December (based on November year-to-date results). The Company’s distributions will be limited to the distribution schedule below:

Minimum Members’ Equity Ratio	Maximum Distribution of Earnings
40%	50%
50%	60%
60%	70%

•

When a distribution is approved above the estimated 36% tax rate (the assumed normal effective tax rate of the Company’s members as determined by Union Bank), an amount equal to 10% of the amount above the 36% rate would be applied to the outstanding principal balance of the new loans, to be applied to scheduled principal installments in inverse order of maturity on these new loans.

Management believes that its cash reserves and cash from operations are adequate to meet its operational expenses and short and long-term debt repayment obligations.

Off-Balance Sheet Arrangements

At December 31, 2006, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 3 and 5 to the Company’s audited financial statements.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2006:

Payments Due By Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-Term debt, including current maturities	$10,666,816	$2,336,651	$4,881,841	$3,269,572	$178,752
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
TOTALS	$10,666,816	$2,336,651	$4,881,841	$3,269,572	$178,752

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Options and Futures Contracts – Hedging” above under Item 1 of this Form 10-K, as well as Note 6 to the Company’s financial statements included below under Item 8 of this Form 10-K).

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

As of December 31, 2006, the Company only owned option or futures contracts for the purpose of hedging corn – not natural gas or unleaded gas. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases as well as its gas-plus ethanol contracts as discussed further below. Moreover, in January 2007, Husker Ag did purchase such contracts to hedge its gas-plus contract that it purchased in December 2006.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at December 31, 2006, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $1.2 million.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of December 31, 2006, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $1,557,965. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

Before the plant expansion begins operations, the Company estimates that its expected corn usage is approximately ten million bushels per year for the production of approximately 27 million gallons of ethanol. As of December 31, 2006, Husker Ag had cash, futures, and option contract price protection in place for approximately 52% of the Company’s expected corn usage (for the existing plant) through December 2007; and as of December 31, 2006, Husker Ag also had approximately 38% of its expected corn usage for the existing plant protected by cash purchase contracts through January 2008. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk, Company is participating in the management procurement fund with Cornerstone Energy. This fund is a diversified portfolio fund program for the purpose of assisting Husker Ag in managing price volatility. It is intended to enable Husker Ag to purchase natural gas with a commodity price based upon a combination of fixed and variable pricing options. In March 2007, the Company recently renewed its agreement with Cornerstone Energy through March 2008.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of December 31, 2006, the Company had forward contracts in place for the sale of approximately 15,254,000 gallons of ethanol to be delivered through December 2007. Husker Ag may continue to sell ethanol into 2008 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” above for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, while the Company only had one gas-plus contract outstanding at the end of 2006, it did not have any option and futures contracts on unleaded gas outstanding at December 31, 2006.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of December 31, 2006, Husker Ag has approximately $10.7 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’ primary note with Union Bank, approximately $7.3 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the remaining debt in the approximate amount of $3.2 million as of December

31, 2006, has a fixed interest rate of 6.85% through January 2011. The Company’s revolving line of credit, which has not been used as of March 30, 2007, is with Union Bank, and carries a variable rate of interest equal to the Wall Street Journal Prime Rate plus 0.75% adjusted monthly.

On January 5, 2007, Husker Ag entered into a Credit Agreement with Union Bank for a maximum loan balance of $35 million to help finance the plant expansion. Subject to performance pricing described above, this debt will accrue interest at the three month LIBOR plus 3.00% adjusted monthly. When payments are scheduled to begin on this debt, Husker Ag may select a fixed interest rate for all or a portion of this debt on the Federal Home Loan Bank 3-year or 5-year advanced rate plus 3.00%. The Company will make this decision based upon market conditions at the time.

Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above under Item 7 of this Form 10-K for additional information regarding the Company’s debt.

[Remainder of page intentionally left blank.]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Husker Ag, LLC

December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm-Eide Bailly LLP

To the Board of Directors, Audit Committee and

Members of Husker Ag, LLC

Plainview, Nebraska

We have audited the accompanying balance sheet of Husker Ag, LLC as of December 31, 2006, and the related statements of income, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

April 2, 2007

Report of Independent Registered Public Accounting Firm - BKD LLP

Audit Committee, Board of Directors

    and Members

Husker Ag, LLC

Plainview, Nebraska

We have audited the accompanying balance sheet of Husker Ag, LLC as of December 31, 2005, and the related statements of income, members’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Lincoln, Nebraska

February 1, 2006

Husker Ag, LLC

Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Current Assets
Cash	$2,805,489	$124,781
Restricted cash	841,643	370,320
Repurchase agreement	1,884,890	4,632,681

Total cash and cash equivalents	5,532,022	5,127,782
Certificates of deposit	—	1,525,589
Accounts receivable – Trade	1,533,573	754,530
Inventories	1,083,518	753,403
Trading securities	12,750,000	—
Margin account	—	201,427
Option and futures contracts	1,888,405	6,081
Prepaid expenses	545,767	276,556

Total current assets	23,333,285	8,645,368

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	31,696,731	30,814,244
Other equipment	607,865	473,484
Office building	215,673	215,673
Vehicles	111,905	35,523
Construction in progress	12,059,939	11,640

	44,776,431	31,634,882
Less accumulated depreciation	8,446,383	6,144,431

	36,330,048	25,490,451

Investments	294,905	5,974,633

Other Assets
Debt origination costs, net of accumulated amortization; December 31, 2006 - $10,523 and 2005 - $4,858	29,133	34,798
Deposit on construction	3,548,382	—

	$63,535,753	$40,145,255

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$5,860,948	$1,374,429
Current maturities of long-term debt	2,336,651	1,459,466
Subscription payable	—	786,312
Retainage payable	487,694	—
Margin account	330,439	—
Option and futures contracts	—	67,105
Accrued property taxes	255,852	313,514
Accrued expenses	221,228	196,005

Total current liabilities	9,492,812	4,196,831

Long-term Debt	8,330,165	7,615,733

Subscription Payable	—	3,713,688

Members’ Equity – 15,318 Units	45,712,776	24,619,003

	$63,535,753	$40,145,255

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net Sales
Ethanol sales	$48,631,745	$38,319,167	$35,446,018
Distillers grain sales	7,219,899	6,100,110	7,325,651
Energy production credits	2,820,285	2,805,191	5,013,391

	58,671,929	47,224,468	47,785,060

Cost of Sales	32,846,135	29,775,868	29,033,578
Cost of Sales-Related Parties	3,870,161	2,916,522	5,157,214

Loss (Gain) on Option and Futures Contracts	(1,659,862)	1,807,964	1,612,429

Total Cost of Sales	35,056,434	34,500,354	35,803,221

Gross Profit	23,615,495	12,724,114	11,981,839

Selling, General and Administrative Expenses	1,886,743	2,266,188	1,571,628

Income from Operations	21,728,752	10,457,926	10,410,211

Other Income (Expense)
Other income	16,669	118,205	240,520
Unrealized gain (loss) on securities	6,754,766	—	—
Interest expense	(516,920)	(668,533)	(1,010,846)
Interest income	365,960	210,201	128,462

	6,620,475	(340,127)	(641,864)

Income before Equity in Net Income of Affiliate	28,349,227	10,117,799	9,768,347

Equity in Net Income of Affiliate	20,596	(25,362)	—

Net Income	$28,369,823	$10,092,437	$9,768,347

Basic and Diluted Earnings Per Membership Unit	$1,852.06	$658.86	$637.70

Weighted Average Units Outstanding	15,318	15,318	15,318

Distributions Declared Per Membership Unit	$475	$450	$450

See Notes to Financial Statements

Husker Ag, LLC

Statements of Members’ Equity

Years Ended December 31, 2006, 2005 and 2004

	Membership Units		Accumulated Earnings	Members’ Equity
	Number	Amount
Balance, January 1, 2004	15,318	$14,531,162	$4,013,257	$18,544,419
Distributions declared, $450 per membership unit	—	—	(6,893,100)	(6,893,100)
Net Income	—	—	9,768,347	9,768,347

Balance, December 31, 2004	15,318	14,531,162	6,888,504	21,419,666
Distributions declared, $450 per membership unit	—	—	(6,893,100)	(6,893,100)
Net Income	—	—	10,092,437	10,092,437

Balance, December 31, 2005	15,318	14,531,162	10,087,841	24,619,003
Distributions declared, $475 per membership unit	—	—	(7,276,050)	(7,276,050)
Net Income	—	—	28,369,823	28,369,823

Balance, December 31, 2006	15,318	$14,531,162	$31,181,614	$45,712,776

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating Activities
Net income	$28,369,823	$10,092,437	$9,768,347
Items not requiring (providing) cash
Depreciation and amortization expense	2,307,617	2,245,772	2,270,429
Write-off of debt origination costs	—	562,442	—
Gain on sale of property and equipment	—	(819)	—
Unrealized gain on trading securities	(6,754,766)	—	—
Equity in net income of affiliate	(20,596)	25,362	—
Interest earned on certificates of deposit	(53,727)	(25,589)	—
Loss (gain) on option and futures contracts	(1,659,862)	(120,188)	393,175
Changes in
Accounts receivable	(779,043)	(281,228)	1,647,417
Inventories	(330,115)	918,207	(779,402)
Margin account	242,299	48,328	185,447
Prepaid expenses	(269,212)	22,582	(80,472)
Accounts payable and accrued expenses	26,321	(567,343)	1,221,629
Deferred revenue	—	(538,477)	538,477

Net cash provided by operating activities	21,078,739	12,381,486	15,165,047

Investing Activities
Purchase of certificates of deposit	(2,500,000)	(1,500,000)	—
Purchase of treasury note	(243,364)	—	—
Purchase of captive insurance investment	(51,541)	—	—
Proceeds from sale of certificates of deposit	4,079,316	—	—
Proceeds from sales tax refund on equipment	—	345,218	—
Proceeds from sale of property and equipment	—	9,000	—
Payments for purchase of investment in affiliate	(4,500,000)	(1,500,000)	—
Purchases of property and equipment and deposit	(11,774,477)	(804,515)	(651,001)

Net cash used in investing activities	(14,990,066)	(3,450,297)	(651,001)

Financing Activities
Issuance of long-term debt	4,500,000	10,000,000	—
Payments of construction loan	—	—	(152,643)
Payments on long-term debt	(2,908,383)	(17,031,948)	(3,755,413)
Payment of debt origination costs	—	(39,656)	(260,494)
Distributions paid	(7,276,050)	(8,424,900)	(7,659,000)

Net cash used in financing activities	(5,684,433)	(15,496,504)	(11,827,550)

Increase (Decrease) in Cash and Cash Equivalents	404,240	(6,565,315)	2,686,496

Cash and Cash Equivalents, Beginning of Period	5,127,782	11,693,097	9,006,601

Cash and Cash Equivalents, End of Period	$5,532,022	$5,127,782	$11,693,097

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows - Continued

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Supplemental Cash Flows Information
Net increase (decrease) in accounts payable incurred for site development and construction in progress	$4,915,454	$—	$(100,000)
Subscription payable for investment in affiliate	$—	$4,500,000	$—
Distributions payable	$—	$—	$1,531,800
Interest paid (net of amount capitalized)	$516,323	$683,613	$982,142

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 27 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 52% and 54% of trade accounts receivable as of December 31, 2006 and 2005, respectively. Substantially all ethanol sales are made to one broker.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents consisted primarily of a retail repurchase agreement and short-term institutional financial investment trusts.

The Company maintains its cash accounts primarily at two financial institutions. At time throughout the periods and at December 31, 2006 and 2005, the Company’s cash and certificate of deposit balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required by a bank to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in a retail repurchase agreement at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Restricted cash is comprised of two letters of credit issued by Midwest Banks for Northeast Nebraska Public Power, $260,643, and Kinder Morgan, $75,000, for collateral security agreements. There is $506,000 in a Short Term Federal Investment Trust with Union Bank related to a contribution made by the Company for the unsubscribed for rights offering shares. The Union Bank loan (see note 14) agreement required the dollar amount from the rights offering to be $15,318,000 of which there was $506,000 remaining.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of December 31, 2006 and 2005, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 3 business days for ethanol and 15 days after the issuance of the invoice for distillers grain. Accounts that are unpaid after 30 days bear interest at 18% and are

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

considered delinquent if past due over 120 days. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There were two accounts in delinquent status totaling $9,917. Both accounts are still considered receivable as the Company is pursuing legal collection actions on these accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at December 31:

	2006	2005
Raw materials, enzymes and additives	$706,872	$375,082

Work-in-progress	247,788	155,913

Finished goods	128,858	222,408

	$1,083,518	$753,403

Other Assets

The deposit on construction amount is comprised of a $4,475,000 deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant (Note 14). Two million dollars was required at the time of signing the Letter of Intent, which was executed on April 4, 2006. An additional $2 million was required when the Company’s members approved the plant expansion project. The supermajority vote was obtained on June 26, 2006 at the 2006 Annual Meeting of Members and payment was remitted on June 28, 2006. The final deposit payment of $475,000 was made upon the signing of a Notice to Proceed dated October 15, 2006. Of this total deposit amount, $926,618 has been reclassified to Construction in progress as a part of progress payments made to ICM, Inc as of December 31, 2006. The total cost for the plant expansion is estimated to be $63,325,000 of which $44,284,000 is related to the Company’s contract with ICM.

Debt Origination Costs

On February 23, 2005, the Company refinanced its long-term debt requiring loan origination costs totaling $39,656 to be capitalized and unamortized costs totaling $562,442 related to the repaid debt to be written off as of that date. The remaining debt origination costs have been deferred and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs, net of accumulated amortization, amounted to $29,133 and $34,798 at December 31, 2006 and 2005, respectively. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $5,665, $19,157 and $95,456 respectively.

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

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

Investments

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Unrealized holding gains on such securities, which were reported on the Company’s income statement during 2006 was $6,754,766.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets.

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity.

Investments in securities are summarized as follows at December 31, 2006:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$6,754,766	$—	$12,750,000

Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	3,378	3,258	—	250,000

Available-for-sale securities	51,541	—	—	—	51,541

	$6,290,139	$3,378	$6,758,024	$—	$13,051,541

On December 28, 2005, the Company purchased a 24.1% ownership interest in Val-E Ethanol, LLC, a development stage company for $6,000,000. The investment was recorded at an amount equal to the Company’s equity in Val-E Ethanol, LLC’s net assets as of the acquisition date less the Company’s equity in Val-E Ethanol’s net losses from the acquisition date. Financial position and results of operations of Val-E Ethanol prior to the exchange agreement are summarized below:

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

April 30, 2006
Current assets	$14,883,381
Property and other long-term assets	14,504,980

Total assets	29,388,361
Current liabilities	4,498,137

Net assets	$24,890,224

Four months ended April 30, 2006
Net sales	$—

Net income	$58,550

On May 2, 2006, the Company executed a Membership Interest Purchase Agreement with US BioEnergy Corporation for 3,000,000 shares of common stock of US BioEnergy in exchange for the Company’s 24.1% ownership in Val-E Ethanol. With the occurrence of this transaction, the investment is being recorded using the cost basis method of accounting as disclosed below. On December 12, 2006, US Bio Energy did an initial public offering with a reverse stock split of 4 for 1. The Company holds 750,000 shares in common stock of US Bio Energy, Inc. operating in the ethanol industry as trading securities.

The Company purchased a United States Treasury Note on December 15, 2006 with a face value of $250,000 that has been pledged to the Tobacco and Trade Bureau as collateral for the ATF bond for plant operations. The Treasury note matures on January 15, 2009 and bears interest at a fixed rate of 3.25%.

It is the accounting policy of the Company, to account for investments using the equity method of accounting when the investment represents 20% – 50% ownership of the investment entity. The Company uses the cost basis method when the investment is less than 20% ownership of the investment entity.

On November 3, 2006, Husker Ag executed a Subscription Agreement to purchase two shares of Ethanol Risk Management, SPC, Ltd., a Cayman Islands insurance company (ERM). This is a captive insurance company which provides a portion of the property and casualty insurance for its owners. Husker Ag invested $51,541 total to participate in the two available “Portfolios” (one for property insurance and one for general liability and workers compensation or casualty insurance) for less than 4 percent ownership.

Non-Monetary Exchange

In accordance with Financial Accounting Standards Board No. 153, non-monetary exchanges of productive assets are accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. As discussed above, the Company exchanged its investment in one non-public entity for an investment in another non-public entity.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

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

The Company capitalized interest costs as a component of construction in progress, based on weighted-average rates for borrowing. Total interest incurred each year was:

	2006	2005	2004
Interest costs capitalized	$284,734	—	—
Interest costs charged to expense	516,920	668,533	1,010,846

Total interest incurred	$801,654	668,533	1,010,846

It is the Company’s accounting policy to capitalize interest on capital expenditures. In accordance with this policy for the year ended December 31, 2006, $284,734 of interest has been capitalized using the Company’s average interest rate and has been included in the Construction in progress account on the balance sheet.

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

Earnings Per Membership Unit

For purposes of calculating basic earnings per membership unit, units subscribed and issued by the Company are considered outstanding on the effective date of issue. For purposes of calculating diluted earnings per membership unit, units subscribed for but not issued by the Company are also included in the computation of outstanding membership units. All membership units which have not been released from the escrow agent are not included in computation of outstanding membership units.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 2: Members’ Equity

In November 2006, the Board of Directors declared a cash distribution of $125 per membership unit to all members of record as of December 1, 2006. The total distribution of $1,914,750 was approved by the Company’s lender and paid to the members on December 15, 2006.

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

There are significant transfer restrictions on transferability of membership unit. The Company’s Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Company Act and regulations of the Internal Revenue Service (IRS) significantly restricts the transfer of the membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company’s Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations. Members are not personally liable for any debts or losses of the Company beyond their respective capital contribution.

The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a “publicly traded partnership.” Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Note 3: Commitments and Related Parties

At December 31, 2006, the Company had entered into agreements to purchase 4,610,163 bushels of corn at an average price of $2.55 per bushel to be delivered between January 2007 and December 2008. One hundred four contracts totaling 972,095 bushels are with related parties.

At December 31, 2006, the Company had contracts for the sale of approximately 15,254,000 gallons of ethanol with prices ranging from $1.35 to $2.20 per gallon with delivery from January through December 2007.

The Company has committed to purchase various equipment related to a grain bin expansion. The cost of the expansion is estimated to be $1,500,000. Of the estimated costs, there has been $1,176,575 expended for the grain bin project as of December 31, 2006.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the periods ended December 31 are approximately as follows:

	2006	2005
Balance Sheets
Accounts receivable	$146,900	$52,000
Accounts payable	234,500	174,000

	2006	2005	2004
Statements of Income
Distillers grain sales	$934,100	$790,000	$1,028,000
Corn purchases	3,870,200	2,917,000	5,157,000

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 4: Long-term Debt

Long-term debt consists of the following as of December 31, 2006 and 2005:

	2006	2005
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	$7,261,850	$8,809,500

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $260,643 expiring March 1, 2008. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	234,833	265,699

Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	3,170,133	—

Total long-term debt	10,666,816	9,075,199
Less current maturities	2,336,651	1,459,466

	$8,330,165	$7,615,733

The Company has a line of credit, with maximum borrowings of $5,000,000, expiring April 30, 2007. At December 31, 2006 and 2005, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at a variable interest rate of Wall Street Journal Prime plus 0.75% making 9.0% the effective interest rate at December 31, 2006. Interest is payable monthly. The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring September 1, 2007, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 4: Long-term Debt – continued

Future annual maturities of long-term debt as of December 31, 2006 are as follows:

Year Ending,	Long-Term Debt
2007	$2,336,651
2008	2,406,146
2009	2,475,695
2010	1,803,045
2011	1,466,527
Thereafter	178,752

$10,666,816

Note 5: Retirement Plan

On January 12, 2004, the Company implemented a retirement plan covering substantially all employees. The Company matches employee contributions up to a maximum of 3% of employee compensation. Company contributions to the plan were $47,520, $45,682 and $37,322 for the years ended December 31, 2006, 2005 and 2004 respectively.

Note 6: Derivative Instruments

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and ethanol sales. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes.

The option and futures contracts presented on the December 31, 2006 and 2005 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”).

In order for these open contracts to qualify for cash flow hedging treatment under Statement of Financial Accounting Standard (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company must formally document relationships between the option and futures contracts, which serve as the hedging instruments, and the hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. When it is determined that an option or futures contract is not highly effective as a hedge or has ceased to be a highly effective hedge, the Company must discontinue hedge accounting prospectively. Changes in the fair value of option and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income or loss.

Gains and losses that are realized will be recognized in the statement of income when the related corn purchased is recognized in cost of sales or when the related sale of ethanol is recognized in sales.

Currently, option and futures contracts on corn purchased and ethanol sold by the Company do not meet the requirements for cash flow hedging treatment. As a result, changes in the market value of option and future contracts are recorded on the statements of income in gain/loss on option and futures contracts.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 7: Rights Offering

On June 26, 2006, at the Annual Meeting of Members, the members approved a proposed plant expansion. To help finance the plant expansion, the Company proceeded with a rights offering where each member of the Company as of August 1, 2006, the record date, was offered a nontransferable subscription right to subscribe to one membership unit for each unit held at a subscription price of $1,000 per unit. As of the record date, there were 15,318 membership units outstanding, and the total rights offering was for a maximum of 15,318 units or $15,318,000.

On September 5, 2006, the Company filed a Registration Statement with the Securities and Exchanges Commission registering up to 15,318 subscription rights and 15,318 membership units in the Company. This Registration Statement, which was amended on October 11, 2006, and October 23, 2006, was approved and declared effective by Securities and Exchange Commission on October 25, 2006.

On or about October 27, 2006, the Company provided a prospectus to each of its members of record as of August 1, 2006. The prospectus was the formal written offer to existing members of the Company (as of the record date) of the right to subscribe to newly issued membership units on a pro rata basis, based on each member’s percentage ownership interest in the Company.

In accordance with the terms of the Registration Statement, the Company retained the right to extend the rights offering beyond the initial expiration date of November 30, 2006, and the Board of Directors extended the right to exercise the subscription rights through December 18, 2006. These subscription rights were subject to acceptance by the Company’s Board of Directors after the Company obtained debt financing to help pay for the plant expansion project.

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms of the Credit Agreement, to provide up to $35,000,000 of debt financing for the plant expansion project (Note 12). Thereafter, on January 12, 2007, the Board of Directors accepted the subscription rights and issued the membership certificates upon receipt of the funds from the escrow agent.

In the rights offering, the Company sold a total of 14,812 subscription rights and 14,812 membership units for total proceeds in the amount of $14,812,000, with 506 membership units remaining unsold.

As of January 12, 2007, after the completion of the rights offering, the Company has 30,130 membership units issued and outstanding (Note 13).

As of December 31, 2006, Union Bank, as escrow agent, held $14,812,000 in an escrow account on behalf of those members that properly exercised their subscription rights. In accordance with the terms of the Registration Statement, the funds in this escrow account were not the Company’s property, and the Company had no right to such funds until it was able to secure debt financing (on January 5, 2007) and the subscriptions were accepted by the Company (as of January 12, 2007). As of the end of 2006, interest had accrued on the escrow account funds in the amount of $55,589. This accrued interest is not shown on the Company’s balance sheet as of December 31, 2006.

The Company will apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Note 8: Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under the state program for the years ended December 31, 2006, 2005 and 2004 were $2,812,500.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 8: Energy Production Incentive Credits - continued

The Company was also participating in a federal production credit program which ended June 30, 2006. Credits earned under this program are based on the increased utilization of corn in the production of ethanol. Since the Company began operations in March 2003 and credits earned under this program are based on the increased utilization of corn, the majority of the revenue generated under this program was realized within the first 12 months of operations. Credits earned under the federal program for the years ended December 31, 2006, 2005 and 2004 were $7,785, $(7,309) and $2,200,891, respectively.

Credits earned under the aforementioned state and federal energy production program are included in net sales in the accompanying statements of income.

Note 9: Repurchase Agreement

In order to perfect the security interest of the Company in securities that act as collateral under the repurchase agreement, Midwest Bank, N.A. (the Bank) has transferred such securities to a third party custodian. The custodian is the Company’s agent for the purposes of possessing and perfecting the Company’s security interest in said securities at December 31, 2006. To the extent that the market value of the securities used as collateral falls below the outstanding amount of repurchase obligation, the Company may become an unsecured creditor of the Bank. The market value of securities pledged as collateral exceeds the carrying amount of the repurchase agreement and the agreement has a weighted average maturity of one day as of December 31, 2006.

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

Note 11: Income Taxes

As of December 31, 2006 and 2005, the Company’s book basis of assets exceeded their tax basis by approximately $13,930,000 and $13,810,000, respectively. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2006 or 2005.

Note 12: Plant Expansion Project; Design-Build Agreement

The Company’s current plant expansion project, which was approved by the Company’s members at the 2006 Annual Meeting of Members held on June 26, 2006, will add approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. The total cost of the project is estimated to be approximately $63 million.

On July 25, 2006, the Company executed an Agreement between Owner and Design/Builder on the Basis of a Stipulated Price (the Design-Build Agreement) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (ICM). Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that would add 40 million gallons per year of ethanol production capacity to the

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 12: Plant Expansion Project; Design-Build Agreement - continued

Company’s existing operations. Under the terms of the Design-Build Agreement, the Company will pay ICM approximately $44,284,000 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. ICM began construction on the plant expansion project in October 2006, and the Company anticipates that the project will be completed before the end of 2007.

Note 13: Earnings per Share – Rights offering impact

The following transaction occurred after December 31, 2006, which, had they taken place during fiscal 2006, would have changed the number of shares used in the computations of earnings per share. There were 14,812 common shares issued in a public offering closed on January 12, 2007 (Note 7).

Earnings per common share
2006
Net income	$1,852.06
15,318 shares outstanding

Earning per common share – assuming dilution
2006
Net income	$941.58
30,130 shares outstanding

Note 14: Subsequent Events

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project (Note 12). This plant expansion project, which commenced in October 2006, will add approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations.

Union Bank made the following loans to the Company on January 5, 2007, pursuant to the Credit Agreement and the resultant promissory notes:

Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below.

Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 14: Subsequent Events - continued

basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below.

Under the Credit Agreement, the Company must use its equity funds prior to incurring indebtedness under either of the loans. Union Bank has required the Company to inject a minimum of 40% equity into the plant expansion project (that is, the equity must equal at least 40% of the total of amount of equity and indebtedness).

In addition, the Credit Agreement imposes a number of conditions which must be met by the Company on an on-going basis prior to Union Bank’s disbursement of loan funds under either loan. Union Bank has broad powers of discretion with respect to its disbursement of funds under either loan, depending upon the Company’s compliance with the Credit Agreement covenants and conditions.

Additional material terms of the debt financing from Union Bank are as follows:

Interest Rate. The Credit Agreement provides for the same interest rate for both loans. Until the first principal payment is due under the Construction Loan (six months after Substantial Completion), each of the loans will accrue interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted monthly.

Subject to performance pricing indicated below, when the first principal payment is due under the Construction Loan, each of the loans will accrue interest at the three month LIBOR plus 3.00% adjusted monthly.

The Credit Agreement states that performance pricing will be available after the principal payments begin on the Construction Loan based upon the Company’s member equity position. Depending on the percentage of the Company’s total members’ equity to total assets, Union Bank will reduce the interest rate on the Company’s loans by as much as 70 basis points or .70%. Adjustments will be completed on an annual basis based on the Company’s audited financial statements. Interest will be adjusted in accordance with the following rate index:

Minimum Members’ Equity Ratio*	3-Month LIBOR Plus the Following Adder
40%	3.00%
50%	2.55%
60%	2.30%

*	—	Members’equity ratio is defined as total members’ equity divided by total assets.

When the first payment is due under the Construction Loan, the Credit Agreement provides that Husker Ag may select a fixed interest rate for one or both of the loans based on the Federal Home Loan Bank (FHLB) 3-year or 5-year fixed advance rate plus 3.00%.

Collateral. These loans, along with the Company’s existing debt with Union Bank, are secured by a first mortgage on the Company’s real estate and plant, as well as a first security interest on all accounts receivable, inventory, equipment, fixtures, and on all personal property and general intangibles.

Financing Costs. The Credit Agreement requires the Company to pay a .75% origination fee ($262,500), plus third party expenses, such as title insurance, legal fees, appraisal and filing fees. The actual total financing costs are expected to be $320,000 and will be amortized over the life of loans.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 14: Subsequent Events - continued

Prepayment Penalty. The loans are subject to a prepayment penalty if refinanced with another lender (3.0% penalty if refinanced during the first three years of principal payments; 1.0% penalty thereafter). Otherwise, the Company may pay off either or both of these loans without penalty. However, if the Company selects the fixed rate option, the Credit Agreement requires a minimum 2.0% prepayment penalty for any prepayments.

Mandatory Additional Principal Payments – Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow.

These payments would be capped at $1.5 million per year with a maximum aggregate payment of $5 million over the life of the loans. This additional payment would be applied to scheduled principal installments in inverse order of maturity on these new loans. If the amount of any such additional payment would result in a covenant default, the amount of payment will be reduced to an amount that would not cause covenant default.

Free Cash Flow is defined as the Company’s annual net income, minus an amount equal to 36% of the net income (as an estimated tax rate); plus the respective calendar year depreciation and amortization expense; minus allowed capital expenditures and principal payments to Union Bank and other authorized creditors.

Covenants/restrictions. The primary financial covenants and restrictions, all determined in accordance with generally accepted accounting principles, as applied on a consistent basis, would include the following:

•

Beginning with the month in which Substantial Completion occurs, the Company must maintain working capital of not less than $6,000,000; this calculation will include any unadvanced portion of the Company’s existing revolving term commitment of $5,000,000.

•

Beginning three months after Substantial Completion and quarterly thereafter, the Company must maintain a debt service coverage ratio of not less than 1.5:1 measured quarterly based on a rolling 4 quarter average (this ratio is defined as net income plus depreciation and amortization; minus extraordinary gain/loss divided by current principal of long term debt).

•

Beginning on January 5, 2007, the Company must have a minimum tangible net worth (total assets minus intangible assets and minus total liabilities, as defined by GAAP) of not less than $34,800,000. The Company shall maintain minimum tangible net worth of no less than the amount that will not allow members’ equity to be below 49%.

•

All distributions to the Company’s members would be subject to prior approval by 66.67% of all financial institutions participating in these loans (determined by the dollar amount of the Company’s total indebtedness to Union Bank and its participants). Before granting any such approval, Union Bank would require the Company to be in compliance with each of the loan covenants before and after the distribution.

•	Other than for the construction of the plant expansion project, the Company must obtain approval from Union Bank for any capital improvements in excess of $1,700,000.00, subject to annual revision.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 14: Subsequent Events - continued

•

Cash distributions could be paid out up to three times per year in April (based on March year-to-date financial results), August or September (based on June year-to-date results) and December (based on November year-to-date results). The Company’s distributions will be limited to the distribution schedule below:

Minimum Members’ Equity Ratio	Maximum Distribution of Earnings
40%	50%
50%	60%
60%	70%

•

When a distribution is approved above the estimated 36% tax rate (the assumed normal effective tax rate of the Company’s members as determined by Union Bank), an amount equal to 10% of the amount above the 36% rate would be applied to the outstanding principal balance of the new loans, to be applied to scheduled principal installments in inverse order of maturity on these new loans.

Default. Each of these new loans may be accelerated upon default. However, the Credit Agreement provides the Company with a right to cure any default. Default provisions include, among other things, (i) the Company’s failure to pay amounts when due; and (ii) the Company’s failure to perform any material condition or to comply with any material promise or covenant of the Credit Agreement or any of the related loan documents.

On March 20, 2007, the Board of Directors declared a cash distribution in the amount of $70.00 per membership unit to members of record as of April 1, 2007 payable on or before April 6, 2007 for a total distribution of $2,109,100 based on 30,130 membership units issued and outstanding. On March 27, 2007, the Company’s primary lender approved this distribution in accordance with the Company’s loan covenants.

Supplementary Financial Information

Quarterly Information (unaudited)

The following is an unaudited summary of the Company’s quarterly operating results for the years ended December 31, 2006 and 2005:

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2006
Net Sales	$14,007,758	$14,455,995	$15,847,569	$14,360,607
Gross Profit	5,757,317	5,881,753	6,878,372	5,098,053
Net Income	5,102,397	5,423,071	6,338,844	11,505,511
Net income per unit – basic and diluted	$333.10	$354.03	$413.82	$751.11

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2005
Net Sales	$10,817,630	$12,678,945	$13,261,297	$10,466,596
Gross Profit	2,502,875	4,026,121	3,308,100	2,887,018
Net Income (loss)	1,203,072	3,504,167	2,945,136	2,440,062
Net income (loss) per unit – basic and diluted	$78.54	$228.76	$192.27	$159.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2006, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s controls over its financial reporting processes:

1.	The Company had insufficient qualified personnel resources and technical accounting expertise within the accounting function to accurately report, disclose and/or resolve certain accounting matters as of December 31, 2006. As a direct result of this weakness, it was necessary for the Company’s independent accountants to propose certain changes to our financial statements related to misclassifications of amounts in the income statement and statement of cash flows. Specifically, in the Company’s internally prepared financial statements, (i) overhead was not included within the cost of sales classification and was instead included as part of selling, general and administrative expenses; and (ii) the cash flow statement had amounts that were related to plant acquisition included in the cash flows from operations instead of including them in cash flow from investing activities.

2.	Due to the limited number of personnel involved in the processing of accounting data (Husker Ag currently has three employees devoted full time to the accounting function), and specifically in the number of personnel involved in the preparation and review of financial information for inclusion within the financial statements, the Company did not maintain the proper segregation of duties and oversight over financial reporting.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of December 31, 2006, the Company had taken the following remedial actions:

1.	The Company has engaged Milo Belle Consultants, LLC as an independent accounting consulting firm to assess the Company’s internal controls as well as its financial reporting function. Milo Belle was hired to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff. At the completion of its assessment, Milo Belle is expected to work with the Company’s management in the design of necessary remediation of the noted weaknesses. This engagement is expected to be completed, along with the proposed recommendations and remediation, during the second quarter of 2007.

2.	To address the weakness in our financial reporting function, the Company is currently pursuing several options for an external review of the drafted financial statements by qualified personnel before being submitted to the Company’s independent accountants.

3.	The Company has appropriate accounting personnel pursuing continuing education and training to improve their skill and abilities and to become more qualified in the financial reporting function.

Management believes that the foregoing actions have improved and will continue to improve the Company’s disclosure controls and procedures. Husker Ag’s management, with the oversight of the audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of the Company’s control environment.

(b) Changes in Internal Controls: During the Company’s fourth fiscal quarter ended December 31, 2006, we have taken the actions set forth above that are intended to help remediate the material weaknesses identified above. Specifically, we engaged a professional accounting consulting firm; pursued a professional external review of our financial statements before submission to our independent accountants; and pursued continuing education for our accounting staff. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the fourth quarter of 2006 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2006, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BKD, LLP (“BKD”) served as the Company’s independent certified public accountants for the three year period ended December 31, 2005, and performed various audit, audit-related, tax and other services for Husker Ag. Effective March 31, 2006, the Company elected not to retain BKD to audit the Company’s financial statements for the year ending December 31, 2006. On February 23, 2006, the Company’s Audit Committee recommended to the Board of Directors the dismissal of BKD upon its completion of the audit and the filing of the Form 10-K for the year ended December 31, 2005 and the retention of Eide Bailly LLP (“Eide Bailly”) as the Company’s independent accountant for fiscal year 2006. The Board of Directors approved the Audit Committee’s recommendations on February 28, 2006, subject to acceptance by Eide Bailly of its engagement. On April 5, 2006, Eide Bailly accepted its appointment as the Company’s independent accountant.

The following table represents fees for professional audit services rendered by (i) BKD for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and fees for other services rendered by BKD during that period, and (ii) Eide Bailly for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and fees for other services rendered by Eide Bailly during that period:

Type of Service	2006	2005
Audit Fees[1]	$101,320	$80,055
Audit-Related Fees[2]	5,788	5,596
Tax Fees[3]	25,583	16,800
Reimbursed Expenses	4,940	12,083
All Other Fees	0	0
Total	$137,631	$114,534

1	–	Fees for audit services include fees associated with the annual audit and reviews of the Company’s quarterly financial statements included in the reports on Forms 10-Q and services normally provided in connection with statutory and regulatory filings or engagements.
2	–	Principally accounting consultation and work related to rights offering.
3	–	Includes $22,884 in 2006 and $14,000 in 2005 for tax preparation and $2,699 in 2006 and $2,800 in 2005 for tax compliance, advice, and planning.

Pre-Approval Policies and Procedures. In accordance with Section 10(A)(i) of the Securities and Exchange Act of 1934, the Company Audit Committee approves the engagement of our independent accountants to render audit and non-audit services before those services are rendered, considering, among other things, whether the proposed engagement would impact the independence of the auditors. All of the fees of BKD and Eide Bailly reflected above were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements – An index to the Company’s financial statements is located above on page 41 of this report. The financial statements appear on page 44 through page 62 of this report.

(2) Financial Statement Schedules – The Company’s unaudited quarterly financial information is located on page 63 above under Item 8 – Supplementary Financial Information. All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information shown in the financial statements or notes thereto.

(3) Exhibits – The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

HUSKER AG, LLC

Date: March 30, 2007.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 30, 2007.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Mike Kinney Mike Kinney	Chairman of the Board, President, Director	March 30, 2007

/s/ Kent Friedrich* Kent Friedrich	Vice Chairman, Vice President, Director	March 30, 2007

/s/ Robert E. Brummels Robert E. Brummels	Treasurer and Director	March 30, 2007

/s/ Kristine Wacker Kristine Wacker	Controller, Principal Accounting Officer	March 30, 2007

/s/ Leonard Wostrel* Leonard Wostrel	Secretary and Director	March 30, 2007

/s/ Ronald Fick* Ronald Fick	Director	March 30, 2007

Signature	Capacity	Date
/s/ Fredrick J. Knievel	Director	March 30, 2007
Fredrick J. Knievel

/s/ James Hall*	Director	March 30, 2007
James Hall

/s/ Walter Kittrell*	Director	March 30, 2007
Walter Kittrell

/s/ Gerald Winter*	Director	March 30, 2007
Gerald Winter

/s/ David Stearns*	Director	March 30, 2007
David Stearns

/s/ J. Alex Thramer*	Director	March 30, 2007
J. Alex Thramer

* - By Mike Kinney pursuant to Power of Attorney.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11	Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005.

10.1	Agreement with the Nebraska Department of Agriculture	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.2	Contract Labor Agreement with Allen Sievertsen	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.3	Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.4	Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.5	Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.6	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57748)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.7	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57749)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.8	Promissory Note, dated January 20, 2004 to Stearns Bank, National Association (Loan No. 57750)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.9	Business Loan Agreement, dated January 20, 2004 with Stearns Bank, National Association	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.10	Commercial Loan Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.11	Promissory Note dated February 22, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.12	Promissory Note dated February 22, 2005 to Midwest Bank for a revolving line of credit	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

Exhibit Number	Description	Method of Filing
10.13	Commercial Security Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.14	Real Estate Deed of Trust dated February 22, 2005 in favor of Union Bank and Midwest Bank	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.15	Agreement dated March 24, 2003, between the Company and Rite Way Oil & Gas Co., Inc.*	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2004, filed on March 31, 2005.

10.16	Ethanol Production Credit Agreement dated September 5, 2001, between the Company and the State of Nebraska	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2004, filed on March 31, 2005.

10.17	Risk Management and Ethanol Marketing Contract dated May 31, 2005, by and among the Company, FC Stone, LLC, and Eco-Energy, Inc.*	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2005 filed on August 15, 2005.

10.18	Subscription Agreement dated December 28, 2005, with Val-E Ethanol, LLC	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.19	Commercial Loan Agreement with Union Bank, dated December 28, 2005	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.20	Promissory Note dated December 28, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.21	Extension Agreement dated February 22, 2006 with Midwest Bank, N.A.	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2006.

10.22	Membership Interest Purchase Agreement with US BioEnergy Corporation and Val-E Ethanol LLC dated April 30, 2006	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2006

10.23	Commercial Loan Agreement with Union Bank dated May 23, 2006	Incorporated by reference to the Company’s Form 8-K filed on May 26, 2006

10.24	Promissory Note dated May 23, 2006 to Union Bank for a multiple advance revolving operating line of credit	Incorporated by reference to the Company’s Form 8-K filed on May 26, 2006

10.25	Agreement Between Owner and Design/Builder dated July 14, 2006 with ICM, Inc.	Incorporated by reference to the Company’s Form 10-K for the period ended June 30, 2006 filed on August 14, 2006.

10.26	Credit Agreement dated January 5, 2007 with Union Bank	Filed herewith.

10.27	Amendment to Real Estate Deed of Trust dated January 5, 2007 in favor of Union Bank	Filed herewith.

10.28	Promissory Note dated January 5, 2007 to Union Bank for advances pursuant to Credit Agreement dated January 5, 2007	Filed herewith.

10.29	Promissory Note dated January 5, 2007 for advances pursuant to Credit Agreement dated January 5, 2007	Filed herewith.

10.30	Risk Management and Ethanol Marketing Contract dated October 16, 2006, by and among the Company, FC Stone, LLC, and Eco-Energy, Inc.*	Filed herewith.

Exhibit Number	Description	Method of Filing
14.1	Husker Ag, LLC Code of Ethics for Principal Executive and Senior Financial Officers adopted by the Board of Directors on March 26, 2004	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

24.1	Power of Attorney executed by Kent A. Friedrich	Filed herewith.

24.2	Power of Attorney executed by Leonard Wostrel	Filed herewith.

24.3	Power of Attorney executed by David Stearns	Filed herewith.

24.4	Power of Attorney executed by Ronald A. Fick	Filed herewith.

24.5	Power of Attorney executed by James Hall	Filed herewith.

24.6	Power of Attorney executed by Walter Kittrell	Filed herewith.

24.7	Power of Attorney executed by Gerald Winter	Filed herewith.

24.8	Power of Attorney executed by J. Alex Thramer	Filed herewith.

24.9	Power of Attorney executed by Fredrick J. Knievel	Filed herewith.

99.1	Company’s Trading System Rules and Procedures approved by the Board of Directors on January 22, 2005 and amended as of August 31, 2005	Incorporated by reference to the Company’s Form 8-K filed on August 30, 2005.

31(i).1	Certification of Principal Executive Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

31(i).2	Certification of Principal Financial Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

32.1	Section 1350 Certifications, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

*	–	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.