Form 10-Q
period 2007-03-31
HUSKER AG  LLC
filed 2007-05-15
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007; or

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

As of May 14, 2007, the Company had 30,130 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2007

ITEM 1:	FINANCIAL STATEMENTS

Husker Ag, LLC

Balance Sheets

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$1,357,234	$2,805,489
Restricted cash	3,320,478	841,643
Interest bearing deposit	500,000	—
Repurchase agreement	4,104,288	1,884,890

Total cash and cash equivalents	9,282,000	5,532,022
Certificates of deposit	1,506,067	—
Accounts receivable – Trade	2,226,062	1,533,573
Inventories	1,521,672	1,083,518
Trading securities	8,602,500	12,750,000
Option and futures contracts	1,779,100	1,888,405
Prepaid expenses	308,461	545,767

Total current assets	25,225,862	23,333,285

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	31,696,731	31,696,731
Other equipment	618,474	607,865
Office building	215,673	215,673
Vehicles	200,329	111,905
Construction in progress	26,215,294	12,059,939

	59,030,819	44,776,431
Less accumulated depreciation	9,037,956	8,446,383

	49,992,863	36,330,048

Investments	295,301	294,905

Other Assets
Debt origination costs, net of accumulated amortization; March 31, 2007 - $16,657 and December 31, 2006 - $10,523	349,188	29,133
Deposit on construction	2,363,597	3,548,382

	$78,226,811	$63,535,753

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$4,766,922	$5,860,948
Current maturities of long-term debt	2,344,388	2,336,651
Retainage payable	1,111,265	487,694
Margin account	185,750	330,439
Option and futures contracts	153,707	—
Distribution payable	2,109,100	—
Accrued property taxes	319,815	255,852
Accrued expenses	275,465	221,228

Total current liabilities	11,266,412	9,492,812

Long-term Debt	7,733,569	8,330,165

Members’ Equity – 30,130 and 15,318 Units	59,226,830	45,712,776

	$78,226,811	$63,535,753

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Net Sales
Ethanol sales	$14,556,815	$12,010,900
Distillers grain sales	2,774,537	1,598,720
Energy production credits	418,775	398,138

	17,750,127	14,007,758

Cost of Sales	9,665,837	7,532,104
Cost of Sales-Related Parties	1,577,319	969,331

Loss (Gain) on Option and Futures Contracts	1,147,023	(250,994)

Total Cost of Sales	12,390,179	8,250,441

Gross Profit	5,359,948	5,757,317

Selling, General and Administrative Expenses	587,145	511,293

Income from Operations	4,772,803	5,246,024

Other Income (Expense)
Other income	51,909	2,150
Unrealized gain (loss) on securities	(4,147,500)	—
Interest income	237,430	84,019
Interest expense	—	(243,027)

	(3,858,161)	(156,858)

Income before Equity in Net Income of Affiliate	914,642	5,089,166
Equity in Net Income of Affiliate	—	13,231

Net Income	$914,642	$5,102,397

Basic Earnings Per Membership Unit	$32.30	$333.10

Weighted Average Units Outstanding	28,319	15,318

Distributions Declared Per Membership Unit	$70	$150

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Operating Activities
Net income	$914,642	$5,102,397
Items not requiring (providing) cash
Depreciation and amortization expense	597,706	548,828
Unrealized loss on trading securities	4,147,500	—
Equity in net income of affiliate	—	(13,231)
Interest earned on certificates of deposit	(6,463)	(9,308)
Loss (gain) on option and futures contracts	1,147,023	(250,994)
Changes in
Accounts receivable	(692,489)	(618,336)
Inventories	(438,153)	(81,945)
Margin account	(1,028,700)	153,700
Prepaid expenses	237,306	40,757
Accounts payable and accrued expenses	(13,888)	(71,543)

Net cash provided by operating activities	4,864,484	4,800,325

Investing Activities
Proceeds from sale of certificates of deposit	—	1,021,932
Payments for purchase of investment in affiliate	—	(4,500,000)
Payments for purchase of certificates of deposit	(1,500,000)	—
Purchases of property and equipment and deposit	(13,407,970)	(834,305)

Net cash used in investing activities	(14,907,970)	(4,312,373)

Financing Activities
Issuance of long-term debt	—	4,500,000
Deferred financing costs for rights offering	(103,488)	—
Equity raised in rights offering	14,812,000	—
Payments on long-term debt	(588,859)	(1,200,680)
Payment of debt origination costs	(326,189)	—

Net cash provided by financing activities	13,793,464	3,299,320

Increase in Cash and Cash Equivalents	3,749,978	3,787,272
Cash and Cash Equivalents, Beginning of Period	5,532,022	5,127,782

Cash and Cash Equivalents, End of Period	$9,282,000	$8,915,054

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows—Continued

Three Months Ended March 31, 2007 and 2006

	2007	2006
Supplemental Cash Flows Information
Interest paid (net of amount capitalized)	$—	$232,693

Supplemental Schedule of Non-Cash Investing and Financing Activities
Accounts payable incurred for site development and construction in progress	$4,577,087	$—
Distributions payable	$2,109,100	$2,297,700

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 27 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 37.4% and 50% of trade accounts receivable as of March 31, 2007 and December 31, 2006, respectively. Substantially all ethanol sales are made to one broker.

Basis of Presentation

The accompanying financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The balance sheet as of December 31, 2006 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K Annual Report 2006 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	March 31, 2007	December 31, 2006
Raw materials, parts, enzymes and additives	$867,225	$706,872
Work-in-progress	277,719	247,788
Finished goods	376,728	128,858

	$1,521,672	$1,083,518

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies—continued

Other Assets

The deposit on construction amount is comprised of a $4,475,000 deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant. Two million dollars was required at the time of signing the Letter of Intent, which was executed on April 4, 2006. An additional $2 million was required when the Company’s members approved the plant expansion project. The supermajority vote was obtained on June 26, 2006 at the 2006 Annual Meeting of Members and payment was remitted on June 28, 2006. The final deposit payment of $475,000 was made upon the signing of a Notice to Proceed dated October 15, 2006. Of this total deposit amount, $2,111,403 has been reclassified to Construction in progress as a part of progress payments made to ICM, Inc as of March 31, 2007. The total cost for the plant expansion is estimated to be $63,325,000 of which $44,284,000 is related to the Company’s contract with ICM.

Debt Origination Costs

On January 5, 2007, the Company entered into a long-term debt financing with Union Bank and Trust Company requiring loan origination costs totaling $326,189 to be capitalized and amortized over approximately ten years (the life of the loan) using the straight-line method.

On February 23, 2005, the Company refinanced its long-term debt requiring loan origination costs totaling $39,656 to be capitalized and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs, net of accumulated amortization, amounted to $349,188 and $29,133 at March 31, 2007 and December 31, 2006, respectively. Amortization expense for the periods ending March 31, 2007 and 2006 was $6,134 and $1,397 respectively.

Investments

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Unrealized holding losses on such securities, which were reported on the Company’s income statement during the three months ending March 31, 2007 was $4,147,500.

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies—continued

Investments in securities are summarized as follows at March 31, 2007:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$2,607,266	$—	$8,602,500
Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	396	6,240	—	250,000
Available-for-sale securities	51,541	—	—	—	51,541

	$6,290,139	$396	$2,613,506	$—	$8,904,041

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies—continued

It is the accounting policy of the Company, to account for investments using the equity method of accounting when the investment represents 20% - 50% ownership of the investment entity. The Company uses the cost basis method when the investment is less than 20% ownership of the investment entity.

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

The Company capitalized interest costs as a component of construction in progress, based on weighted-average rates for borrowing. Total interest incurred each year was:

	2007	2006
Interest costs incurred	$163,578	$243,027
Interest costs charged to expense	—	243,027

Total interest capitalized	$163,578	$—

It is the Company’s accounting policy to capitalize interest on capital expenditures. In accordance with this policy for the period ended March 31, 2007, $163,578 of interest has been capitalized using the Company’s average interest rate and has been included in the Construction in progress account on the balance sheet.

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

Note 2: Members’ Equity

In March 2007, the Company’s Board of Directors declared a cash distribution of $70 per membership unit to all members of record as of April 1, 2007 payable on or before April 6, 2007. A distribution payable in the amount of $2,109,100 was recorded by the Company as of March 31, 2007 by a charge to members’ equity.

There are significant transfer restrictions on transferability of membership unit. The Company’s Operating Agreement, as well as relevant portions of the Nebraska Limited Liability Company Act and regulations of the Internal Revenue Service (IRS) significantly restricts the transfer of the

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 2: Members’ Equity—continued

membership units. Unit holders cannot assign or transfer a membership unit without approval from the Company’s Board of Directors and the transfer or assignment must comply with applicable Nebraska laws and IRS regulations. Members are not personally liable for any debts or losses of the Company beyond their respective capital contribution.

The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a “publicly traded partnership.” Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Note 3: Commitments and Related Parties

At March 31, 2007, the Company had entered into agreements to purchase 5,819,435 bushels of corn at an average price of $3.66 per bushel to be delivered between April 2007 and October 2009. Ninety one contracts totaling 1,269,200 bushels are with related parties.

At March 31, 2007 the Company had contracts for the sale of approximately 12,435,000 gallons of ethanol with prices ranging from $1.71 to $2.20 per gallon with delivery from April through December 2007.

The Company has committed to purchase various equipment related to a grain bin expansion. The cost of the expansion is estimated to be $1,500,000. Of the estimated costs, there has been $1,433,229 expended for the grain bin project as of March 31, 2007.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements are approximately as follows:

	March 31, 2007	December 31, 2006
Balance Sheets
Accounts receivable	$131,800	$146,900
Accounts payable	56,000	234,500

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Statements of Income
Distillers grain sales	$422,000	$241,000
Corn purchases	1,577,000	969,000

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 4: Long-term Debt

Long-term debt consists of the following as of:

	March 31, 2007	December 31, 2006
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	6,904,700	7,261,850
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $260,643 expiring March 1, 2008. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	226,916	234,833
Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	2,946,341	3,170,133

Total long-term debt	10,077,957	10,666,816
Less current maturities	2,344,388	2,336,651

	$7,733,569	$8,330,165

The Company has a line of credit, with maximum available borrowings of $5,000,000, expiring May 31, 2007. At March 31, 2007 and December 31, 2006, there were no borrowings against the line. The line is collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. The line bears interest at a variable interest rate of Wall Street Journal Prime plus 0.75% making 9.0% the effective interest rate at March 31, 2007. Interest is payable monthly. The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring September 1, 2007, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 4: Long-term Debt—continued

Future annual maturities of long-term debt as of March 31, 2007 are as follows:

Year Ending March 31,	Long-Term Debt
2007	$2,344,388
2008	2,423,256
2009	2,493,574
2010	1,537,946
2011	1,228,619
Thereafter	50,174

$10,077,957

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. This plant expansion project, which commenced in October 2006, will add approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. As of March 31, 2007, the $35,000,000 was available to be drawn as discussed below.

Union Bank made the following loans to the Company on January 5, 2007, pursuant to the Credit Agreement and the resultant promissory notes:

Construction Loan—multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below.

Revolving Loan—multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below.

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 4: Long-term Debt—continued

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

Financing Costs. The Credit Agreement requires the Company to pay a .75% origination fee ($262,500), plus third party expenses, such as title insurance, legal fees, appraisal and filing fees. The actual total financing costs were approximately $326,000 and will be amortized over the life of loans.

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

Mandatory Additional Principal Payments—Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow.

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 4: Long-term Debt—continued

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 4: Long-term Debt—continued

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

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms of the Credit Agreement, to provide up to $35,000,000 of debt financing for the plant expansion project (Note 4). Thereafter, on January 12, 2007, the Board of Directors accepted the subscription rights and issued the membership certificates upon receipt of the funds from the escrow agent.

In the rights offering, the Company sold a total of 14,812 subscription rights and 14,812 membership units for total proceeds in the amount of $14,812,000, with 506 membership units remaining unsold.

As of January 12, 2007, after the completion of the rights offering, the Company has 30,130 membership units issued and outstanding (Note 9).

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 5: Rights Offering—continued

The Company will apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Note 6: Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under the state program for the three month periods ended March 31, 2007 and 2006 were $418,775 and $398,138.

Credits earned under the aforementioned state energy production program are included in net sales in the accompanying statements of income.

Note 7: Contingencies

Husker Ag, LLC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges or water pollutants; and generation, handling, storage and disposal of hazardous substances. The Company is also subject to potential liabilities arising under state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities. The Company continues to operate under an amended construction air permit. Emission test results are currently under review by Nebraska DEQ for consideration of an operating air permit. The construction air permit was approved and issued on April 9, 2007.

Note 8: Plant Expansion Project; Design-Build Agreement

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

Note 9: Earnings per Membership Unit—Rights Offering Impact

The following transaction occurred after December 31, 2006, which, had they taken place during fiscal 2006, would have changed the number of membership units used in the computations of earnings per membership unit. There were 14,812 membership units issued in a rights offering closed on January 12, 2007 (Note 5).

Husker Ag, LLC

Notes to Financial Statements

March 31, 2007

Note 9: Earnings per Membership Units—Rights Offering Impact—continued

Earnings per membership unit

	First Quarter 2007	First Quarter 2006
Net income available to membership units	$914,642	$5,102,397
Outstanding membership units	30,130	15,318
Weighted-average membership units	28,319	15,318
Basic earnings per membership unit	$32.30	$333.10
Diluted earnings per membership unit	$30.35	$333.10

Note 10: Subsequent Events

On April 26, 2007, the Company, entered into a Grain Procurement Agreement (the “Agreement”) with J.E. Meuret Grain Co., Inc., a Nebraska corporation (“Meuret”) pursuant to which Meuret shall exclusively, subject to certain pre-existing relationships, provide the Company with No. 2 yellow corn meeting certain specifications described in the Agreement in the full amount necessary for the operation of the Company’s plant as well as the pending expansion.

The term of the Agreement began on April 26, 2007 and will continue for an initial term of three years. Meuret began providing grain to the Company immediately. The Agreement will be automatically renewed for additional terms of two years unless either party provides notice of termination at least four months prior to the end of the initial term or any subsequent renewal term. The Agreement provides that the base price for the grain, less any discounts, shall be the posted cash price on the day of delivery plus a service fee multiplied by the net bushels of grain delivered.

When the Company paid the cash distribution of $2,109,100 to its members on or about April 6, 2007, the Company was in noncompliance with one of its loan covenants with Union Bank and Trust Company. While the Company’s new Credit Agreement with Union Bank requires lender approval prior to making any distributions to the Company’s members, the Company’s Loan Agreements for its loans outstanding at March 31, 2007, require lender approval for distributions in excess of 35% of the Company’s net income determined on both a year-to-date and annual basis. On March 26, 2007, the Company requested loan approval for this distribution and correctly informed the Bank that the proposed distribution was within the 35% distribution guideline. On March 27, 2007, Union Bank approved the distribution subject to the Company’s projections through the end of March.

However, based on certain quarter-end adjustments to the Company’s net income, the distribution was in excess of the 35% distribution guideline (the distribution totaled approximately 40.2% of the net income for the quarter). On April 4, 2007, the Company notified the bank that it had exceeded the 35% distribution guideline and requested a one-time waiver of the covenant. While Union Bank would not waive the covenant, on May 7, 2007, the bank informed the Company that it would take no action for this violation. The Company was back in compliance with this loan covenant before the end of April 2007.

Note 11: Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement generally permits entities to choose to measure many financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for the Company beginning November 15, 2007.

FASB also recently issued FASB No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for the Company beginning November 15, 2007. The Company is currently reviewing these pronouncements for application to its accounting procedures.

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

Husker Ag’s operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see “Energy Production Credits” under “Results of Operations for the three months ended March 31, 2007 and 2006” below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Results of Operations for the three months ended March 31, 2007 and 2006

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended March 31, 2007 and 2006. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Sales and revenues	$17,750,127	100.0%	$14,007,758	100.0%
Cost of sales	(11,243,156)	(63.3%)	(8,501,435)	(60.7%)
Gain (loss) on option and futures contracts	(1,147,023)	(6.5%)	250,994	1.8%

Gross profit	5,359,948	30.2%	5,757,317	41.1%
Selling, general and administrative expenses	(587,145)	(3.3%)	(511,293)	(3.6%)

Operating income	4,772,803	26.9%	5,246,024	37.5%
Interest expense	—	0.0%	(243,027)	(1.8%)
Unrealized loss on securities	(4,147,500)	(23.4%)	—	0.0%
Interest and other income	289,339	1.6%	86,169	0.6%

Income before equity in net income of affiliate	914,642	5.1	5,089,166	36.3%
Equity in net income of affiliate	—	0.0%	13,231	0.1%

Net income	$914,642	5.1%	$5,102,397	36.4%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended March 31, 2007 and 2006, ethanol sales comprised 82.0% and 85.7%, respectively, of total net sales. Distillers grain sales comprised 15.6% and 11.4% of the Company’s total net sales for the quarter ended March 31, 2007 and 2006, respectively; while federal and state energy production credits make up the remaining 2.4% and 2.9% of the Company’s total net sales for the first quarter of 2007 and 2006, respectively.

Net sales for the three months ended March 31, 2007 increased by approximately 26.7% over the same period from the prior year. This increase in net sales for the first quarter of 2007 compared to the first quarter of 2006 resulted from an increase in ethanol sales of over $2.5 million, an increase of approximately $1.2 million in distillers grain sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first quarter of 2007 increased by 21.2% over the same period from the prior year. This was primarily due to an increase of 14.7% in the average price received per gallon for the first quarter of 2007 over the first quarter of 2006 coupled with a 5% increase in gallons sold.

The vast majority of ethanol sold during the first quarter of 2007 was sold pursuant to a forward contract. At March 31, 2007, the Company had forward contracts for the sale of approximately 11.6 million gallons of ethanol with fixed prices ranging from $1.71 to $2.20 per gallon and 812,000 gallons at variable prices to be delivered through December 2007.

Distillers Grain Sales

Sales of distillers grain increased by approximately $1.2 million, or 73.5% for the first quarter of 2007 compared to the first quarter of 2006. This sales increase is largely due to a 65.8% increase in the average selling price of distillers grain for the first quarter of 2007 compared to the first quarter of 2006. The price of distillers grain has a relationship to the price of corn, and the Company’s average price of corn increased by over 44.3% for the first quarter of 2007 compared to the same period in 2006. This is increase also partially stemmed from a 4.8% increase in the production of distillers grain.

Energy Production Credits

Energy production credits are derived entirely from the State of Nebraska. Net sales included approximately $419,000 of energy production credits for the three months ended March 31, 2007, which is approximately $21,000 more than the net production credits earned in the first quarter of 2006. Variances in the Company’s state credits from one quarter over a prior year quarter are largely due to the Company’s production during the period, and therefore this increase is due to a 5% increase in ethanol production for the first quarter of 2007 compared to the first quarter of 2006. While the Company may earn marginally more or less credits from the State of Nebraska in one quarter versus another, the state credits earned by the Company on an annual basis have remained relatively constant historically (see discussion regarding the Nebraska credit program below). The Company expects that the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2007 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below).

The Company’s net income for the first quarter of 2007 without the energy production credits included in net sales would have been approximately $496,000 (compared to actual net income of approximately $915,000).

Energy Credits—Nebraska Program. LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. (“Rite Way”) pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on the Company’s revenue. See “Risk Factors” below.

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

Until April 2007, the Company had also retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. Husker Trading, Inc. was responsible for the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators. It also coordinated grain deliveries between the railroad, participating elevators and producers, and it negotiated price protection with hedging specialists.

On April 26, 2007, the Company terminated its agreement with Husker Trading, Inc. and retained J.E. Meuret Grain Co., Inc., to exclusively provide the Company with its corn needs for the operation of the Company’s existing plant as well as the pending expansion. See Note 10 to the Company’s Financial Statements included above for additional information regarding the Company’s corn procurement agreement with J.E. Meuret Grain Co., Inc.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which established a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Seth Harder, and Board members Robert Brummels, Stanley Gyberg, Mike Kinney, David Stearns and Leonard Wostrel. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not enter into any option and futures contracts on natural gas during 2006 or the first quarter of 2007, and did not have any such contracts outstanding on March 31, 2007. During the first quarter of 2007, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2008. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

In the first quarter of 2006, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

The Company’s net income for the three months ended March 31, 2007, included net realized and unrealized loss on option and futures contracts in the amount of $1,147,023. This amount consists of a loss of $993,316 on corn contracts and a loss of $153,707 on unleaded gas contracts.

Market conditions during the first quarter of 2007 were very unfavorable for the Company’s option and futures contracts on corn. The Company cannot predict whether it will realize gains or losses on option and futures contracts in the future.

By comparison, the Company’s net income for the three months ended March 31, 2006, included net realized gain on option and futures contracts in the amount of $250,994. This amount consists of a gain on contracts on corn of $225,139 and a gain on contracts on unleaded gas of $25,855. This gain on unleaded gas contracts resulted from contracts purchased in 2005 which closed in the first quarter of 2006. Market conditions for corn during the first quarter of 2006 were relatively favorable for the Company’s option and futures contracts creating this gain.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended March 31, 2007 and 2006, the Company’s cost of sales (excluding any gain or loss on option and futures contracts), as a percentage of total net sales, was 63.3% and 60.7%, respectively. In actual dollars, cost of sales increased by 32.3% percent from the first quarter of 2007 compared to the first quarter of 2006. Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 58.1% and 59.4% of total cost of sales for the three months ended March 31, 2007 and 2006 respectively. Natural gas and the denaturant made up 17.3% and 22.1% of total cost of sales for the first quarter of 2007 and 2006, respectfully.

Cost of sales increased partially due to the Company’s increase in ethanol production of approximately 5%. However, the primary reason for the increase in cost of sales is the increase of over 44% in the Company’s average price of corn for the first quarter of 2007 compared to the first quarter of 2006. As a result of the increased production and corn prices, the Company’s corn costs increased by approximately $2.3 million in the three months ended March 31, 2007 compared to the first quarter in 2006. In addition, natural gas and denaturant costs increased approximately $322,000 due to increased production and increased energy costs.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2007. However, the Company’s cost of sales is largely dependent upon the corn and gas markets. See “Risk Factors” below.

Selling, General and Administrative Expenses

For the three months ended March 31, 2007 and 2006, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.4% and 3.8%, respectively. The Company’s selling, general and administrative expenses increased by $76,000 or 14.8% for the first quarter of 2007 compared to 2006. This increase was largely due to the Company’s recent engagement of an independent consulting firm that is performing a review and assessment of the Company’s internal controls in an effort to help bring Husker Ag in compliance with the Sarbanes Oxley Act for 2008 and to otherwise strengthen Husker Ag’s internal controls.

For the remainder of 2007, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits, with the exception of additional expenditures for Sarbanes Oxley compliance. However, the Company also expects to experience some nonrecurring administrative expenses over the next 6 to 9 months due to the plant expansion project. See “General Developments” below for a description of the plant expansion project.

Interest and Other Income; and Unrealized Loss on Securities

Interest and other income for the three months ended March 31, 2007, consisted of approximately $237,000 of interest income, an unrealized loss on securities of approximately $4.1 million and $52,000 of other income. For the three months ended March 31, 2006, the Company had interest income of approximately $84,000 and other income of $2,150. Interest income was slightly higher in the first quarter of 2007 primarily due to higher interest rates, and the Company’s investment of some of its available cash in short-term certificates of deposit, and the rights offering proceeds.

The unrealized loss on securities of $4.1 million is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment. See “General Developments” below for additional information on the Company’s investment in US BioEnergy.

Interest Expense

All of the interest incurred during the first quarter of 2007 was capitalized for the plant expansion project currently under construction (see the financial statements and specifically Note 1). As a result, interest expense for the three months ended March 31, 2007 was $0. Total interest incurred for the first quarter of 2007 amounted to approximately $164,000, compared to total interest incurred in the approximate amount of $243,000 for the three months ended March 31, 2006. Therefore, interest costs actually decreased by approximately $80,000 due to a significant reduction in the Company’s outstanding debt for the first quarter of 2007 compared to the first quarter of 2006. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Equity in Net Income or Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant in Ord, Nebraska. The Company reported income of $13,231 from its affiliate for the first quarter 2006.

See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006 (later converted to 750,000 shares pursuant to a 1 for 4 reverse stock split). As a result of this exchange, the Company did not report any income from this affiliate after May 2006.

Net Income

Net income for Husker Ag for the three months ended March 31, 2007 was approximately $915,000 consisting mostly of income from operations of approximately $4.8 million, along with approximately $52,000 of other income and $237,000 of interest income, and offset by approximately $4.1 million of unrealized loss on securities.

By comparison, the Company experienced net income for the three months ended March 31, 2006 in the approximate amount of $5.1 million, largely due to income from operations of approximately $5.25 million, along with approximately $13,000 equity in net income of affiliate, $2,150 of other income and $84,000 of interest income, partially offset by interest expense in the approximate amount of $243,000.

For the reasons set forth above, the Company’s net income for the first quarter of 2007 was approximately $4.2 million less than the first quarter of 2006. The primary reason for this decrease is the unrealized loss of over $4.1 million from the Company’s investment in US BioEnergy Corporation.

Liquidity and Capital Resources

The Company’s liquidity and capital resources will be affected in the short-term by its plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this proposed expansion.

As of March 31, 2007, the Company had current assets of approximately $25.2 million, including cash and cash equivalents of approximately $9.3 million and the Company had total assets of approximately $78.2 million. As of March 31, 2007, the Company had current liabilities totaling approximately $11.3 million. As of March 31, 2007, the Company’s ratio of current assets to current liabilities was 2.23 to one, compared to 2.45 to one as of December 31, 2006.

As of March 31, 2007, the Company had total members’ equity of approximately $59.2 million, or $1,965.71 per unit. This compares to total members’ equity of approximately $45.7 million, or $2,984.25 per unit as of December 31, 2006, and approximately $27.4 million, or $1,790.29 per unit as of March 31, 2006. Members’ equity increased by approximately $13.5 million during the three months of 2007 due to net income for the period in the amount of approximately $915,000, approximately $14.8 million of capital from the rights offering, offset by distributions declared and paid in the amount of $2,109,100.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the three months ended March 31, 2007, generated approximately $4.9 million of net cash flow. The net cash from operating activities includes, among several other material items, net income in the approximate amount of $915,000.

Cash Flow from Investing Activities. For the three months ended March 31, 2007, net cash used in investing activities totaled approximately $14.9 million which included $1.5 million to purchase certificates of deposit and approximately $13.4 million to purchase property and equipment.

Cash Flow from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2007, totaled approximately $13.8 million, which consisted of proceeds from the rights offering of approximately $14.8 million offset by rights offering costs ($103,488), debt origination costs ($326,189) and net payments on long-term debt ($588,859).

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

Since that date, Union Bank has been the Company’s primary and sole lender. On March 31, 2007, the Company had the following outstanding loan obligations with Union Bank:

1. Term Loan—single advance term loan in the amount of $10,000,000. This term note is amortized over a seven year period with a final maturity date of February 22, 2012. This note is payable in equal monthly installments of $119,050 plus interest. The interest rate on this note is fixed at 6.20% for the first five years. Thereafter, the interest rate will be the then 2-year Treasury Constant Maturity Rate plus 3.00%.

2. Line of Credit—multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest is due monthly on this revolving line of credit. This note will accrue interest at the Wall Street Journal Prime Rate plus 0.75% adjusted every time this index rate changes (the WSJ Prime Rate was last changed to 8.25% on June 29, 2006, with a resultant interest rate of 9.00% as of March 31, 2007). Principal is due at maturity on or before May 31, 2007. Husker Ag intends to utilize this line of credit when needed for operating purposes. The Company had not borrowed any money from Union Bank pursuant to this line of credit as of March 31, 2007.

3. Val-E Loan—single advance term loan in the amount of $4,500,000. On December 28, 2005, Husker Ag executed a new Commercial Loan Agreement and related promissory note with Union Bank for a single advance term loan in the amount of $4,500,000 (the “Val-E Loan”). This Val-E Loan provided Husker Ag the funds necessary to purchase a 24.1% equity interest in Val-E Ethanol, LLC. See “General Developments” below for further discussion on this investment including an update on the Company’s recent exchange of this investment for an investment in another company. The proceeds from the Val-E Loan were wired to Husker Ag on or about January 4, 2006. This term note is amortized over a sixty (60) month period commencing February 4, 2006, with a final maturity date of January 4, 2011. The interest rate is fixed at 6.85% per year for the term of the note. On January 31, 2006, Husker Ag used the proceeds from this term loan for the balance of its purchase of its membership interest in Val-E Ethanol, LLC; the Company had also paid $1,500,000 of its own cash for this investment.

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

Loan Covenants. Each of these Commercial Loan Agreements with Union Bank require lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from Union Bank for any capital improvements in excess of $2,800,000 for 2007; such capital improvement limit may be amended annually with the approval of Union Bank. This limit will need to be increased for the pending plant expansion project. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (“debt coverage ratio” is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

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

When the Company paid the cash distribution of $2,109,100 to its members on about April 6, 2007, Husker Ag was in noncompliance with one of its loan covenants with Union Bank. This distribution amounted to approximately 40% of Husker Ag’s year-to-date net income, which is in excess of the 35% distribution guideline in the Company’s loan covenants. On May 7, 2007, Union Bank notified the Company that while it would not waive the covenant, the bank would not take any action for this violation. Husker Ag was back in compliance with this loan covenant before the end of April 2007. See Note 10 to the Company’s Financial Statements included above for additional information regarding the Company’s violation of its loan covenant.

Plant Expansion Loan. On January 5, 2007, the Company signed a Credit Agreement with Union Bank, whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. See “General Developments” below for information regarding the plant expansion project. Husker Ag had not borrowed any money from Union Bank pursuant to this Credit Agreement as of March 31, 2007.

On January 5, 2007, the Company had the following loan commitments with Union Bank pursuant to the Credit Agreement and the resultant promissory notes:

1. Construction Loan—multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below.

2. Revolving Loan—multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below.

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

Mandatory Additional Principal Payments—Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow. These payments would be capped at $1.5 million per year with a maximum aggregate payment of $5 million over the life of the loans. This additional payment would be applied to scheduled principal installments in inverse order of maturity on these new loans If the amount of any such additional payment would result in a covenant default, the amount of payment will be reduced to an amount that would not cause covenant default.

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

The Company anticipates that it will finance the plant expansion project partially from the net proceeds received from our rights offering (approximately $14.7 million) and partially from the debt financing from our primary lender (approximately $35 million). The remainder of the cost for the project will need to be financed out of our available cash resources from current earnings, if any. See “Rights Offering” below under this Item 1 for information regarding the Company’s rights offering. See “Liquidity and Capital Resources” above for information regarding the Company’s debt financing for this project.

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

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms of the Credit Agreement, to provide up to $35,000,000 of debt financing for the plant expansion project. See “Liquidity and Capital Resources” above for additional information regarding this new loan. Thereafter, on January 12, 2007, the Board of Directors accepted the subscription rights and issued the membership certificates upon receipt of the funds from the escrow agent.

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

The Company holds these 750,000 shares in common stock of US BioEnergy as trading securities. See Note 1 to the Company’s Financial Statements included above for additional information regarding the Company’s accounting for this investment.

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

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Note 3 of the financial statements for additional information on related party transactions.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of March 31, 2007, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 37.4% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods—Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

Marketing and Distribution Methods

Ethanol

Commencing June 1, 2005, the Company entered into the Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”) with FC Stone, LLC, an Iowa limited liability company (“FC Stone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FC Stone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The current term of the 2005 Marketing Agreement expires on September 30, 2007, and will be replaced by the 2007 Marketing Agreement (defined below).

On May 14, 2007, Husker Ag approved a new Risk Management and Ethanol Marketing Contract (the “2007 Marketing Agreement”) with FC Stone and Eco-Energy, which will replace the 2005 Marketing Agreement on October 1, 2007. The 2007 Marketing Agreement will be automatically renewed unless the Company provides notice of termination prior to June 1, 2009.

The Company has had an on-going relationship with Eco-Energy and FC Stone since 2002. Under both the 2005 and 2007 Marketing Agreement, Eco-Energy markets ethanol for an agreed-upon fee, which includes the cost of the rail shipment and collects the sales amount from the ultimate customers, remitting the net sales price to the Company within three business days after the sale. The 2007 Marketing Agreement is substantially the same as the 2005 Marketing Agreement, except that it will allow Husker Ag to sell up to 5,000 gallons per month to local customers.

On October 5, 2006, the Company entered into a new Risk Management and Ethanol Marketing Contract (the “New Plant Agreement”) with FC Stone and Eco-Energy pursuant to which Eco-Energy purchases the Company’s entire output of ethanol for the 40 million gallon plant expansion in good faith at fair market rates for the term of the agreement subject to the Company’s sale of up to 5,000 gallons per month to local customers and sale of ethanol at any Company-owned E-85 station. This New Plant Agreement applies only to the Company’s proposed 40 million gallon plant expansion and does not apply to the Company’s existing plant. The New Plant Agreement does not amend or supersede the 2005 Marketing Agreement and was not affected by the 2007 Marketing Agreement for the existing plant.

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

During 2006, Husker Ag filed a formal application with the NDEQ for permission to modify its existing plant in accordance with the plant expansion project, such application requesting a limit of 76,000,000 of annual ethanol production. In accordance with the Nebraska Air Quality Regulations, notice of our application was given to the public on February 12 2007, with the 30 day public notice period having ended on March 13, 2007. On April 9, 2007, the NDEQ issued a new construction air permit to Husker Ag.

Employees

As of May 15, 2007, Husker Ag had a total of 31 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At March 31, 2007, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Note 3 of the Company’s financial statements.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended March 31, 2007 and 2006”).

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

As of March 31, 2007, the Company owned option or futures contracts for the purpose of hedging corn and unleaded gas—not natural gas. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases. Moreover, in January 2007, Husker Ag purchased a contract to hedge its gas-plus contract that was purchased in December 2006.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at March 31, 2007, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $1,750,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2007, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $1,439,643. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

Before the plant expansion begins operations, the Company estimates that its expected corn usage is approximately ten million bushels per year for the production of approximately 28 million gallons of ethanol. As of March 31, 2007, Husker Ag had cash, futures, and option contract price protection in place for approximately 88.3% of the Company’s expected corn usage through December 2007; and as of March 31, 2007, Husker Ag also had approximately 27% of its expected corn usage protected by cash purchase contracts through October 2009. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk, Company is participating in the management procurement fund with Cornerstone Energy. This fund is a diversified portfolio fund program for the purpose of assisting Husker Ag in managing price volatility. It is intended to enable Husker Ag to purchase natural gas with a commodity price based upon a combination of fixed and variable pricing options. In March 2007, the Company renewed its agreement with Cornerstone Energy through March 2008.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of March 31, 2007, the Company had forward contracts in place for the sale of approximately 12,435,000 gallons of ethanol to be delivered through December 2007. Husker Ag may continue to sell ethanol into 2008 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” above for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, the Company had only one gas-plus contract with related option and futures contracts on unleaded gas outstanding at March 31, 2007.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of March 31, 2007, Husker Ag has approximately $9.9 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’ primary note with Union Bank, approximately $6.9 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the majority of the remaining debt in the approximate amount of $2.9 million as of March 31, 2007, has a fixed interest rate of 6.85% through January 2011. The Company’s revolving line of credit, which has not been used as of March 31, 2007, is with Union Bank, and carries a variable rate of interest equal to the Wall Street Journal Prime Rate plus 0.75% adjusted monthly.

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

Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above under Item 2 of this Part I for additional information regarding the Company’s debt.

ITEM 4:	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. In connection with the preparation of this Form 10-Q, management considered the weaknesses discussed below and the remedial actions taken by the Company to address such weaknesses. After consideration of the aforementioned factors, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are not effective at the reasonable assurance level in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of March 31, 2007, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s controls over its financial reporting processes:

1.	The Company had insufficient qualified personnel resources and technical accounting expertise within the accounting function to accurately report, disclose and/or resolve certain accounting matters as of March 31, 2007. As a direct result of this weakness, it was necessary for the Company’s independent accountants to propose certain changes to our financial statements related to reclassifications related to capitalized interest and misstatements of prior period amounts in the Notes. Specifically, in the Company’s internally prepared financial statements, (i) the amount of capitalized interest was overstated; and (i) the disclosure of prior period amounts in Note 3 related to Commitments and Related Parties were incorrect.

2.	Due to the limited number of personnel involved in the processing of accounting data (Husker Ag currently has three employees devoted full time to the accounting function), and specifically in the number of personnel involved in the preparation and review of financial information for inclusion within the financial statements, the Company did not maintain the proper segregation of duties and oversight over financial reporting.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of March 31, 2007, the Company had taken the following remedial actions:

1.	The Company has engaged Milo Belle Consultants, LLC as an independent accounting consulting firm to assess the Company’s internal controls as well as its financial reporting function. Milo Belle was hired to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff. At the completion of its assessment, Milo Belle is expected to work with the Company’s management in the design of necessary remediation of the noted weaknesses. This engagement is expected to be completed, along with the proposed recommendations and remediation, during the second quarter of 2007.

2.	To address the weakness in our financial reporting function, the Company continues to pursue several options for an external review of the drafted financial statements by qualified personnel before being submitted to the Company’s independent accountants.

3.	The Company has appropriate accounting personnel pursuing continuing education and training to improve their skill and abilities and to become more qualified in the financial reporting function

Management believes that the foregoing actions have improved and will continue to improve the Company’s disclosure controls and procedures. Husker Ag’s management, with the oversight of the audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of the Company’s control environment.

(b) Changes in Internal Controls: During the Company’s first fiscal quarter ended March 31, 2007, we have taken the actions set forth above that are intended to help remediate the material weaknesses identified above. Specifically, we engaged a professional accounting consulting firm; pursued a professional external review of our financial statements before submission to our independent accountants; and pursued continuing education for our accounting staff. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the first quarter of 2007 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Update for 2007 Legislative Session: The 2007 Nebraska Unicameral legislative session is expected to end on or about May 31, 2007. The legislature is currently considering funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills have come to a final vote by the legislature as of May 14, 2007. The legislature is expected to continue to debate, and possibly vote on, one or more ethanol related bills during the second quarter of 2007.

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

Date: May 14, 2007.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board, President and Director
(Principal Executive Officer)

Date: May 14, 2007.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)