Form 10-Q
period 2007-06-30
HUSKER AG  LLC
filed 2007-08-14
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007; or

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

As of August 14, 2007, the Company had 30,130 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED JUNE 30, 2007

ITEM 1:	FINANCIAL STATEMENTS

Husker Ag, LLC

Balance Sheets

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$116,383	$2,805,489
Restricted cash	304,564	841,643
Interest bearing deposit	1,019,194	—
Repurchase agreement	5,516,390	1,884,890

Total cash and cash equivalents	6,956,531	5,532,022
Certificates of deposit	1,018,680	—
Accounts receivable – Trade	2,710,142	1,533,573
Inventories	1,443,575	1,083,518
Trading securities	8,520,000	12,750,000
Option and futures contracts	1,142,257	1,888,405
Prepaid expenses	201,973	545,767

Total current assets	21,993,158	23,333,285

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	33,139,925	31,696,731
Other equipment	620,599	607,865
Office building	280,002	215,673
Vehicles	200,329	111,905
Construction in progress	36,881,440	12,059,939

	71,206,613	44,776,431
Less accumulated depreciation	9,642,761	8,446,383

	61,563,852	36,330,048

Investments	297,663	294,905

Other Assets
Debt origination costs, net of accumulated amortization; June 30, 2007 - $28,570 and December 31,2006 - $10,523	337,275	29,133
Deposit on construction	1,362,166	3,548,382

	$85,554,114	$63,535,753

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$6,827,133	$5,860,948
Current maturities of long-term debt	2,361,352	2,336,651
Retainage payable	1,638,334	487,694
Margin account	97,191	330,439
Option and futures contracts	223,423	—
Accrued property taxes	243,819	255,852
Accrued expenses	242,171	221,228

Total current liabilities	11,633,423	9,492,812

Long-term Debt	10,436,034	8,330,165

Members’ Equity – 30,130 and 15,318 Units	63,484,657	45,712,776

	$85,554,114	$63,535,753

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Net Sales
Ethanol sales	$14,311,402	$11,651,780	$28,868,216	$23,662,680
Distillers grain sales	2,714,748	1,639,126	5,489,286	3,237,845
Energy production credits	1,234,228	1,165,089	1,653,003	1,563,227

	18,260,378	14,455,995	36,010,505	28,463,752
Cost of Sales	12,070,931	8,062,273	21,736,769	15,594,376
Cost of Sales-Related Parties	1,095,272	478,724	2,672,591	1,448,055

Loss (Gain) on Option and Futures Contracts	172,899	33,245	1,319,922	(217,749)

Total Cost of Sales	13,339,102	8,574,242	25,729,282	16,824,682

Gross Profit	4,921,276	5,881,753	10,281,223	11,639,070
Selling, General and Administrative Expenses	682,672	397,615	1,269,816	908,909

Income from Operations	4,238,604	5,484,138	9,011,407	10,730,161

Other Income (Expense)
Other income	5,735	1,537	57,644	3,687
Unrealized gain (loss) on securities	(82,500)	—	(4,230,000)	—
Interest expense	—	(149,227)	—	(392,254)
Interest income	95,988	79,258	333,418	163,278

	19,223	(68,432)	(3,838,937)	(225,289)

Income before Equity in Net Income of Affiliate	4,257,827	5,415,706	5,172,469	10,504,872
Equity in Net Income of Affiliate	—	7,365	—	20,596

Net Income	$4,257,827	$5,423,071	$5,172,469	$10,525,468

Basic Earnings Per Membership Unit	$141.32	$354.03	$177.46	$687.13

Weighted Average Units Outstanding	30,130	15,318	29,148	15,318

Distributions Declared Per Membership Unit	$—	$—	$70	$150

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating Activities
Net income	$5,172,469	$10,525,468
Items not requiring (providing) cash
Depreciation and amortization expense	1,214,424	1,110,528
Unrealized loss on trading securities	4,230,000	—
Equity in net income of affiliate	—	(20,596)
Interest earned on certificates of deposit	(40,632)	(15,268)
Loss (gain) on option and futures contracts	1,319,922	(217,749)
Changes in
Accounts receivable	(1,176,569)	(776,340)
Inventories	(360,058)	(44,130)
Margin account	(583,600)	164,600
Prepaid expenses	343,794	105,175
Accounts payable and accrued expenses	(376,247)	(355,615)

Net cash provided by operating activities	9,743,503	10,476,073

Investing Activities
Proceeds from sale of certificates of deposit	1,019,194	1,540,857
Payments for purchase of investment in affiliate	—	(4,500,000)
Payments for purchase of certificates of deposit	(2,000,000)	(500,000)
Purchases of property and equipment and deposit	(21,741,981)	(5,785,737)

Net cash used in investing activities	(22,722,787)	(9,244,880)

Financing Activities
Issuance of long-term debt	—	4,500,000
Deferred costs for rights offering	(103,488)	—
Proceeds from construction loan	3,303,083	—
Equity raised in rights offering	14,812,000	—
Payments on long-term debt	(1,172,513)	(1,757,557)
Distributions paid	(2,109,100)	(2,297,700)
Payment of debt origination costs	(326,189)	—

Net cash provided by financing activities	14,403,793	444,743

Increase in Cash and Cash Equivalents	1,424,509	1,675,936
Cash and Cash Equivalents, Beginning of Period	5,532,022	5,127,782

Cash and Cash Equivalents, End of Period	$6,956,531	$6,803,718

Supplemental Cash Flows Information
Interest paid (net of amount capitalized)	$—	$388,086
Supplemental Schedule of Non-cash Investing and Financing Activities
Accounts payable incurred for site development and construction in progress	$7,417,438	$—

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 27 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 44.5% and 50% of trade accounts receivable as of June 30, 2007 and December 31, 2006, respectively. Substantially all ethanol sales are made to one broker.

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

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	June 30, 2007	December 31, 2006
Raw materials, parts, enzymes and additives	$911,917	$706,872
Work-in-progress	255,586	247,788
Finished goods	276,072	128,858

	$1,443,575	$1,083,518

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

Other Assets

The deposit on construction amount is comprised of a $4,475,000 deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant. Two million dollars was required at the time of signing the Letter of Intent, which was executed on April 4, 2006. An additional $2 million was required when the Company’s members approved the plant expansion project. The supermajority vote was obtained on June 26, 2006 at the 2006 Annual Meeting of Members and payment was remitted on June 28, 2006. The final deposit payment of $475,000 was made upon the signing of a Notice to Proceed dated October 15, 2006. Of this total deposit amount, $3,112,834 has been reclassified to Construction in progress as a part of progress payments made to ICM, Inc as of June 30, 2007. The total cost for the plant expansion is estimated to be $63,325,000 of which $44,284,000 is related to the Company’s contract with ICM.

Debt Origination Costs

On January 5, 2007, the Company entered into a long-term debt financing with Union Bank and Trust Company requiring loan origination costs totaling $326,189 to be capitalized and amortized over approximately ten years (the life of the loan) using the straight-line method.

On February 23, 2005, the Company refinanced its long-term debt requiring loan origination costs totaling $39,656 to be capitalized and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs, net of accumulated amortization, amounted to $337,275 and $29,133 at June 30, 2007 and December 31, 2006, respectively. Amortization expense for the three and six month periods ending June 30, 2007 and 2006 were $20,468 and $1,412, and $27,102 and $2,809 respectively.

Investments

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Unrealized holding losses on such securities, which were reported on the Company’s income statement for the three and six months ending June 30, 2007 were $82,500 and $4,230,000.

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

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

Investments in securities are summarized as follows at June 30, 2007:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$2,524,766	$—	$8,520,000
Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	2,758	3,878	—	250,000
Available-for-sale securities	51,541	—	—	—	51,541

	$6,290,139	$2,758	$2,528,644	$—	$8,821,541

On December 28, 2005, the Company purchased a 24.1% ownership interest in Val-E Ethanol, LLC, a development stage company for $6,000,000. The investment was recorded at an amount equal to the Company’s equity in Val-E Ethanol, LLC’s net assets as of the acquisition date less the Company’s equity in Val-E Ethanol’s net losses from the acquisition date. Financial position and results of operations of Val-E Ethanol prior to the exchange agreement as discussed below are summarized as follows:

April 30, 2006
Current assets	$14,883,381
Property and other long-term assets	14,504,980

Total assets	29,388,361
Current liabilities	4,498,137

Net assets	$24,890,224

Four months ended April 30, 2006
Net sales	$—

Net income	$58,550

On May 2, 2006, the Company executed a Membership Interest Purchase Agreement with US BioEnergy Corporation for 3,000,000 shares of common stock of US BioEnergy in exchange for the Company’s 24.1% ownership in Val-E Ethanol. With the occurrence of this transaction, the investment was being recorded using the cost basis method of accounting as disclosed below. On December 12, 2006, US Bio Energy did an initial public offering with a reverse stock split of 4 for 1. The Company holds 750,000 shares in common stock of US Bio Energy, Inc. operating in the ethanol industry as trading securities.

The Company purchased a United States Treasury Note on December 15, 2006 with a face value of $250,000 that has been pledged to the Tobacco and Trade Bureau as collateral for the ATF bond for plant operations. The Treasury note matures on January 15, 2009 and bears interest at a fixed rate of 3.25%.

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

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

The Company capitalized interest costs as a component of construction in progress, based on weighted-average rates for borrowing. Total interest incurred for the three and six months ended June 30:

	2007		2006
	Three months	Six Months	Three months	Six Months
Interest costs incurred	$198,907	354,317	$200,625	443,652
Interest costs charged to expense	—	—	149,227	392,254

Total interest capitalized	$198,907	354,317	$51,398	51,398

It is the Company’s accounting policy to capitalize interest on capital expenditures. In accordance with this policy for the period ended June 30, 2007, $354,317 of interest has been capitalized using the Company’s average interest rate.

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

Note 2: Members’ Equity

In March 2007, the Company’s Board of Directors declared a cash distribution of $70 per membership unit to all members of record as of April 1, 2007 paid on April 3, 2007. A distribution payable in the amount of $2,109,100 was recorded by the Company as of March 31, 2007 by a charge to members’ equity.

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 2: Members’ Equity - continued

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

Note 3 : Commitments and Related Parties

At June 30, 2007, the Company had entered into agreements to purchase 6,849,499 bushels of corn at an average price of $3.59 per bushel to be delivered between July 2007 and April 2011. One hundred two contracts totaling 1,164,504 bushels are with related parties.

At June 30, 2007 the Company had contracts for the sale of approximately 7,925,000 gallons of ethanol with prices ranging from $1.725 to $2.20 per gallon with delivery from July through December 2007.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements are approximately:

			June 30, 2007	December 31, 2006
Balance Sheets
Accounts receivable			$32,000	$146,900
Accounts payable			72,200	234,500

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statements of Income
Distillers grain sales	$405,000	$223,000	$827,000	$464,000
Corn purchases	1,095,000	479,000	2,673,000	1,448,000

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 4: Long-term Debt

Long-term debt consists of the following as of:

	June 30, 2007	December 31, 2006
Construction note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $25,000,000. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at June 30, 2007 was 8.195%.	3,303,083	—

Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	6,547,550	7,261,850

Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $229,564 expiring March 1, 2008. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	218,916	234,833

Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	2,727,837	3,170,133

Total long-term debt	12,797,386	10,666,816
Less current maturities	2,361,352	2,336,651

	$10,436,034	$8,330,165

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 4: Long-term Debt - continued

The Company had a line of credit, with maximum borrowings available of $5,000,000, which expired May 31, 2007. The Company is in the process of renewing a line of credit with their primary lender. At December 31, 2006, there were no borrowings against the line. The line was collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. Interest was payable monthly. The Company also has a letter of credit with Midwest Bank N.A. in the amount of $75,000, expiring September 1, 2007, to be used to serve the Company’s natural gas obligations. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.

Future annual maturities of long-term debt as of June 30, 2007 are as follows:

Year Ending June 30,	Long-Term Debt
2008	$2,361,352
2009	5,743,495
2010	2,314,575
2011	1,465,753
2012	871,866
Thereafter	40,345

$12,797,386

The Company was in compliance with all loan covenants with their primary lender at June 30, 2007.

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. This plant expansion project, which commenced in October 2006, will add approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. As of June 30, 2007, there was $31,696,916 available to be drawn, due to draws on the construction loan as discussed below.

Union Bank made the following loans to the Company on January 5, 2007, pursuant to the Credit Agreement and the resultant promissory notes:

Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction in the amount of $21,696,917 are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. The company has drawn $3,303,083 as of June 30, 2007 on the construction loan. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable monthly. The rate at June 30, 2007 was 8.195%.

Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 4: Long-term Debt - continued

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

Financing Costs. The Credit Agreement requires the Company to pay a .75% origination fee ($262,500), plus third party expenses, such as title insurance, legal fees, appraisal and filing fees. The actual total financing costs were approximately $326,000 and are amortized over the life of loans.

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 4: Long-term Debt - continued

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

June 30, 2007

Note 4: Long-term Debt - continued

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

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 5: Rights Offering - continued

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

The Company has applied the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Note 6: Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under the state program for the three month and six month periods ended June 30, 2007 and 2006 were $1,234,228 and $1,161,441 and $1,653,003 and $1,559,579, respectively.

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

On July 25, 2006, the Company executed an Agreement between Owner and Design/Builder on the Basis of a Stipulated Price (the Design-Build Agreement) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (ICM). Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that would add 40 million gallons per year of ethanol production capacity to the

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 8: Plant Expansion Project; Design-Build Agreement - continued

Company’s existing operations. Under the terms of the Design-Build Agreement, the Company will pay ICM approximately $44,284,000 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. ICM began construction on the plant expansion project in late 2006, and the Company currently anticipates that the project will be completed in late 2007.

Note 9: Earnings per Membership Unit – Rights offering impact

The following transaction occurred after December 31, 2006, which, had they taken place during fiscal 2006, would have changed the number of shares used in the computations of earnings per share. There were 14,812 units issued in a public offering closed on January 12, 2007 (Note 5).

Earnings per membership unit	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to membership units	$4,257,827	$5,423,071	$5,172,469	$10,525,468
Outstanding membership units	30,130	15,318	30,130	15,318
Weighted-average membership units	30,130	15,318	29,148	15,318
Basic earnings per membership unit	$141.32	$354.04	$177.46	$687.13
Diluted earnings per membership unit	$141.32	$354.04	$171.67	$687.13

Note 10: Corn Procurement Agreement

On April 26, 2007, Husker Ag, LLC, a Nebraska limited liability company (the “Company”), entered into a Grain Procurement Agreement (the “Agreement”) with J.E. Meuret Grain Co., Inc., a Nebraska corporation (“Meuret “) pursuant to which Meuret shall exclusively, subject to certain pre-existing relationships, provide the Company with No. 2 yellow corn meeting certain specifications described in the Agreement in the full amount necessary for the operation of the Company’s plant as well as the pending expansion.

The term of the Agreement commenced on April 26, 2007 and shall continue for an initial term of three years. Meuret began providing grain to the Company immediately. The Agreement will be automatically renewed for additional terms of two years unless the Company provides notice of termination at least four months prior to the end of the initial term or any subsequent renewal term. The base price for the grain, less any discounts, shall be the posted cash price on the day of delivery plus a service fee multiplied by the net bushels of grain delivered.

Note 11: Marketing Agreements

On October 5, 2006, Husker Ag, LLC, a Nebraska limited liability company (the “Company”), entered into the Risk Management and Ethanol Marketing Contract (the “2006 Marketing Agreement”) with FCStone, LLC, an Iowa limited liability company (“FCStone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FCStone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement subject to the Company’s sale of up to 5,000 gallons per month to local customers and sale of ethanol to any Company-owned E-85 station. The 2006 Marketing Agreement applies only to the Company’s 40 million gallon plant expansion and does not apply to the Company’s existing plant.

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 11: Marketing Agreements - continued

The Company has had an on-going relationship with Eco-Energy and FCStone since 2002 when the parties executed the Risk Management and Ethanol Marketing Contract dated November 27, 2002, which was superseded by the Risk Management and Ethanol Marketing Contract dated May 31, 2005 (the “2005 Marketing Agreement”). The 2005 Marketing Agreement applies to the current plant, and the 2006 Marketing Agreement does not amend or supersede the 2005 Marketing Agreement in any way.

The term of the 2006 Marketing Agreement shall commence on the date of first production of the Company’s plant expansion and shall continue for a term of two years thereafter, and it will be automatically renewed for an additional term of two years unless the Company provides notice of termination at least four months prior to the end of the renewal term.

Under the 2006 Marketing Agreement, Eco-Energy markets ethanol for an agreed-upon fee, which includes the cost of the rail shipment and collects the sales amount from the ultimate customers, remitting the net sales price to the Company

The current term of the 2005 Marketing Agreement expired on September 30, 2006 unless the Company provided notice of termination prior to June 1, 2006. This contract has been allowed to renew automatically until September 30, 2008.

Note 12: Subsequent Events

In February 2007, Husker Ag entered into a Precedent Agreement with a natural gas transporter, whereby Husker Ag agreed, subject to the terms of the Precedent Agreement, to enter into a 10-year Firm Transportation Service Agreement providing for firm interstate natural gas transportation service to be provided by the transporter for Husker Ag. Husker Ag agreed to contract for 3,500 MMBtus per day which is the anticipated need for the expansion. The Precedent Agreement also allows Husker Ag to pay for its share of the transporter’s capacity expansion project and related facilities over a ten-year period at the ”negotiated reservation rate” of $0.6250 per MMBtu per month.

The transporter’s obligation under the Precedent Agreement is subject to several conditions including sufficient firm capacity subscription from other consumers, all appropriate and final government approvals, and all rights-of-way and other surface required to site and maintain the pipeline facilities. Given these conditions, Husker Ag does not expect this new pipeline to be in place until late 2008.

On August 9, 2007, the Company provided the transporter with a Letter of Credit issued by Union Bank & Trust Company in the amount of $646,680. On January 15, 2008, this Letter of Credit will automatically increase to $3,233,400. This Letter of Credit provides the transporter with credit support for thirty percent (30%) of Husker Ag's ten-year commitment under the Precedent Agreement. This Letter of Credit requires the Company to maintain cash or its equivalent in the bank in an amount equal to the maximum amount of the Letter of Credit.

Husker Ag, LLC

Notes to Financial Statements

June 30, 2007

Note 13: Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement generally permits entities to choose to measure many financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for the Company beginning November 15, 2007.

FASB also recently issued FASB No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for the Company beginning November 15, 2007. The Company is currently reviewing these pronouncements for application to its accounting procedures.

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

Husker Ag’s operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see “Energy Production Credits” under “Results of Operations for the three months ended June 30, 2007 and 2006” below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Results of Operations for the three months ended June 30, 2007 and 2006

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended June 30, 2007 and 2006. This table should be read in conjunction with the Company's financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
Sales and revenues	$18,260,378	100.0%	$14,455,995	100.0%
Cost of sales	(13,166,203)	(72.1)%	(8,540,997)	(59.1)%
Loss on options	(172,899)	(0.9)%	(33,245)	(0.2)%

Gross profit	4,921,276	27.0%	5,881,753	40.7%
Selling, general and administrative expenses	(682,672)	(3.8)%	(397,615)	(2.8)%

Operating income	4,238,604	23.2%	5,484,138	37.9%
Interest expense	—	(0.0)%	(149,227)	(1.0)%
Unrealized loss on securities	(82,500)	(0.5)%	—	(0.0)%
Interest and other income	101,723	0.6%	80,795	0.6%

Income before equity in net income of affiliate	4,257,827	23.3%	5,415,706	37.5%
Equity in net income of affiliate	—	—	7,365	—

Net income	$4,257,827	23.3%	$5,423,071	37.5%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended June 30, 2007 and 2006, ethanol sales comprised 78.4% and 80.6%, respectively, of total net sales. Distillers grain sales comprised 14.9% and 11.3% of the Company’s total net sales for the quarter ended June 30, 2007 and 2006, respectively; while federal and state energy production credits make up the remaining 6.7% and 8.1% of the Company’s total net sales for the second quarter of 2007 and 2006, respectively.

Net sales for the three months ended June 30, 2007 increased by over $3.8 million, or approximately 26.3%, over the same period from the prior year. This is largely due to an increase in ethanol sales of over $2.6 million, along with an increase of over $1.0 million in sales of distillers grain. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the second quarter of 2007 increased by approximately 22.8% over the same period from the prior year. This increase is due to (i) an increase of 20.5% in the average price received per gallon for the second quarter of 2007 over the second quarter of 2006; and (ii) a 2.3% increase in the amount of ethanol sold during the second quarter of 2007 compared to the second quarter of 2006.

The vast majority of ethanol sold during the second quarter of 2007 was sold pursuant to a forward contract. At June 30, 2007, the Company had forward contracts for the sale of approximately 7.9 million gallons of ethanol with prices ranging from $1.725 to $2.20 per gallon through December 2007.

Distillers Grain Sales

Sales of distillers grain increased by over $1.0 million, or 65.6% for the second quarter of 2007 compared to the second quarter of 2006. This increase is largely due to a 49.4% increase in the average selling price of distillers grain for the second quarter of 2007 compared to the second quarter of 2006. The price of distillers grain has a relationship to the price of corn, and the Company’s average price of corn increased by over 80% for the second quarter of 2007 compared to the same period in 2006. This increase in the average price of distillers grain was accompanied by a 10.4% increase in the Company’s production of distillers grain for the second quarter of 2007 compared to the second quarter of 2006.

Energy Production Credits

Energy production credits are derived entirely from the State of Nebraska. Net sales included approximately $1,234,000 of energy production credits for the three months ended June 30, 2007, which is approximately $69,000 more than the net production credits earned in the second quarter of 2006. Variances in the Company’s state credits from one quarter over a prior year quarter are largely due to the Company’s production during the period, and therefore this increase is due to a 5.3% increase in ethanol production for the second quarter of 2007 compared to the second quarter of 2006. While the Company may earn marginally more or less credits from the State of Nebraska in one quarter versus another, the state credits earned by the Company on an annual basis have remained relatively constant historically (see discussion regarding the Nebraska credit program below). The Company expects that the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2007 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below).

The Company’s net income for the second quarter of 2007 without the energy production credits included in net sales would have been approximately $3.0 million (compared to actual net income of approximately $4.3 million).

Energy Credits – Nebraska Program. LB 536, a State of Nebraska legislative bill which came into law on May 31, 2001, established a production tax credit of 18¢ per gallon of ethanol produced during a 96 consecutive month period by newly constructed ethanol facilities in production prior to June 30, 2004. The tax credit is only available to offset Nebraska motor fuels excise taxes. The tax credit is transferable and therefore Husker Ag transfers credits received to a Nebraska gasoline retailer who then reimburses Husker Ag for the face value of the credit amount less a handling fee. On March 24, 2003, Husker Ag entered into an agreement with Rite Way Oil & Gas Co., Inc. (“Rite Way”) pursuant to which Husker Ag may transfer up to $500,000 in ethanol production credits to Rite Way per month. Rite Way then pays Husker Ag the credit amount less a handling fee. No producer can receive tax credits for more than 15,625,000 gallons of ethanol produced in one year and no producer will receive tax credits for more than 125 million gallons of ethanol produced over the consecutive 96 month period. The minimum production level for a plant to qualify for credits is 100,000 gallons of ethanol annually. The production incentive is scheduled to expire June 30, 2012. Assuming the Company continues to produce at least 15,625,000 gallons of ethanol annually, this producer tax credit could result in payments of up to $2,812,500 to the Company annually, subject to the statutory maximum limit. Any changes to existing state law, regulations or programs could have an adverse effect on the Company’s revenue. See “Risk Factors” below.

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

On April 26, 2007, the Company terminated its agreement with Husker Trading, Inc. and retained J.E. Meuret Grain Co., Inc., to exclusively provide the Company with its corn needs for the operation of the Company’s existing plant as well as the pending expansion. See Note 10 to the Company’s financial statements included above for additional information regarding the Company’s corn procurement agreement with J.E. Meuret Grain Co., Inc. A copy of the Company’s agreement with J.E. Meuret Grain Co., Inc. is attached to this Form 10-Q.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which established a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Seth Harder, and Board members James Krause, Stanley Gyberg, Mike Kinney, David Stearns and Leonard Wostrel. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not enter into any option and futures contracts on natural gas during 2006 or the first half of 2007, and did not have any such contracts outstanding on June 30, 2007. During the first quarter of 2007, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2008. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

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

The Company’s net income for the three months ended June 30, 2007, included net realized and unrealized loss on option and futures contracts in the amount of $172,899. This amount consists of a loss of $103,184 on corn contracts and a loss of $69,715 on unleaded gas contracts.

Market conditions during the second quarter of 2007 were very unfavorable for the Company’s option and futures contracts on corn. The Company cannot predict whether it will realize gains or losses on option and futures contracts in the future.

By comparison, the Company’s net income for the three months ended June 30, 2006, included net realized and unrealized loss on option and futures contracts in the amount of $33,245. This amount consists solely of a loss on corn hedging. Market conditions during the second quarter of 2006 were relatively neutral for the Company’s option and futures contracts on corn.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended June 30, 2007 and 2006, the Company’s cost of sales, as a percentage of total net sales, was 72.1% and 59.1%, respectively. In actual dollars, cost of sales (excluding any gain or loss on option and futures contracts), increased by approximately $4.6 million, or 54.1% percent from the second quarter of 2007 compared to the second quarter of 2006. Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 68.9% and 58.0% of total cost of sales for the three months ended June 30, 2007 and 2006 respectively. Natural gas and the denaturant made up 13.7% and 20.4% of total cost of sales for the second quarter of 2007 and 2006.

Cost of sales increased partially due to the Company’s increase in ethanol production of approximately 5.3%. However, the primary reason for the increase in cost of sales is the increase of over 80% in the Company’s average price of corn for the second quarter of 2007 compared to the second quarter of 2006. As a result of the increased production and corn prices, the Company’s corn costs increased by approximately $4.1 million in the three months ended June 30, 2007 compared to the second quarter in 2006. In addition, natural gas and denaturant costs increased approximately $62,000 due to increased production and increased energy costs.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2007, provided, that Husker Ag may experience some short-term inefficiencies with the start up of its plant expansion project which is expected in the next 6 to 9 months. However, the Company’s cost of sales continues to be largely dependent upon the corn and gas markets. See “Risk Factors” below.

Selling, General and Administrative Expenses

For the three months ended June 30, 2007 and 2006, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 4.0% and 3.0%, respectively. The Company’s selling, general and administrative expenses increased by approximately $285,000 or 71.7% for the second quarter of 2007 compared to 2006.

This large increase was primarily due to the Company’s recent engagement of an independent consulting firm that is performing a review and assessment of the Company’s internal controls in connection with Sarbanes Oxley Act requirements and to otherwise strengthen Husker Ag’s internal controls. For the remainder of 2007, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits, with the exception of additional expenditures for Sarbanes Oxley compliance. However, the Company also expects to experience some nonrecurring administrative expenses over the next 6 to 9 months due to the plant expansion project. See “General Developments” below for a description of the plant expansion project.

Interest and Other Income; and Unrealized Loss on Securities

Interest and other income for the three months ended June 30, 2007, consisted of approximately $96,000 of interest income, an unrealized loss on securities of approximately $82,500 and $6,000 of other income.

For the three months ended June 30, 2006, the Company had interest income of approximately $79,000 and other income of $2,000. Interest income was slightly higher in the second quarter of 2007 primarily due to higher interest rates, and the Company’s investment of some of its available cash in short-term certificates of deposit.

The unrealized loss on securities of $82,500 is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment. See “General Developments” below for additional information on the Company’s investment in US BioEnergy.

Interest Expense

Total Company incurred approximately $199,000 of interest costs during the second quarter of 2007. However, since the Company capitalized all of this interest for the plant expansion project currently under construction, the Company reported no interest expense for the three months ended June 30, 2007. See the financial statements and specifically Note 1 for additional information. This compared to total interest incurred in the approximate amount of $201,000 for the three months ended June 30, 2006. Therefore, interest costs actually decreased by approximately $2,000. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Equity in Net Income of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant in Ord, Nebraska. The Company reported income of $7,365 from its affiliate for the second quarter of 2006.

See “General Developments” below for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006 (later converted to 750,000 shares pursuant to a 1 for 4 reverse stock split). As a result of this exchange, the Company did not report any income from this affiliate after May 2006.

Net Income

Net income for Husker Ag for the three months ended June 30, 2007 was approximately $4.25 million consisting mostly of income from operations of approximately $4.24 million, along with approximately $5,700 of other income and $96,000 of interest income offset by $82,500 of unrealized loss on securities. Income from operations for 2007 included an approximate $173,000 loss on option and futures contracts.

By comparison, the Company experienced net income for the three months ended June 30, 2006 in the approximate amount of $5.4 million, largely due to income from operations of approximately $5.5million, and approximately $1,500 of other income, equity in net income of affiliate of $7,400 and $79,000 of interest income offset by interest expense in the approximate amount of $149,000. Income from operations for the second quarter of 2006 included an approximate $33,000 loss on option and futures contracts.

For the reasons set forth above, the Company’s net income for the second quarter of 2007 was approximately $1.2 million less than the second quarter of 2006.

Results of Operations for the six months ended June 30, 2007 and 2006

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the six months ended June 30, 2007 and 2006. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Sales and revenues	$36,010,505	100.0%	$28,463,752	100.0%
Cost of sales	(24,409,360)	(67.8)%	(17,042,431)	(59.9)%
Gain (loss) on options	(1,319,922)	(3.7)%	217,749	0.8%

Gross profit	10,281,223	28.5%	11,639,070	40.9%
Selling, general and administrative Expenses	(1,269,816)	(3.5)%	(908,909)	(3.2)%

Operating income	9,011,407	25.0%	10,730,161	37.7%
Interest expense	—	(0.0)%	(392,254)	(1.4)%
Unrealized loss on securities	(4,230,000)	(11.7)%	—	0.0%
Interest and other income	391,062	1.1%	166,965	0.6%

Income before equity in net income of affiliate	5,172,469	14.4%	10,504,872	36.9%
Equity in net income of affiliate	—	0.0%	20,596	0.1%

Net income	$5,172,469	14.4%	$10,525,468	37.0%

Net Sales

For the six months ended June 30, 2007 and 2006, ethanol sales comprised 80.2% and 83.1%, respectively, of total net sales. Distillers grain sales comprised 15.2% and 11.4% of the Company’s total net sales for the six months ended June 30, 2007 and 2006, respectively; while state energy production credits make up the remaining 4.6% and 5.5% of the Company’s total net sales for the first two quarters of 2007 and 2006, respectively.

Net sales for the six months ended June 30, 2007 increased approximately 26.5% over the same period from the prior year. This increase is largely due to a 22.0% or $5.2 million increase in ethanol sales. There was also an approximate 69.5% increase in distillers grain sales and an 5.7% increase in energy production credits for the first six months of 2007 over the corresponding prior period. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first six months of 2007 increased by 22.0% compared to the same period from the prior year. This increase is due to (i) an increase of 18.1% in the average contract price for ethanol sold during the first six months of 2007 compared to the first six months of 2006; and (ii) an increase of 3.9% in the amount of ethanol sold during the first half of 2007 over the same period from the prior year.

Distillers Grain Sales

Sales of distillers grain increased by approximately $2.25 million, or 69.5% for the first six months of 2007 compared to the first six months of 2006. This increase is largely due to a 57.9% increase in distillers grain prices for the six month period ended June 30, 2007 compared to the corresponding prior year period. There was also a 7.5% increase in distillers production for the six months ending June 30, 2007 compared to the first six months of 2006.

Energy Production Credits

Net sales included approximately $1.7 million of energy production credits for the six months ended June 30, 2007, which is approximately $90,000 more than the net production credits earned in the first six months of 2006. This increase is due to a 5.2% increase in ethanol production for the first six months of 2007 compared to the first six months of 2006. Energy production credits for the first half of 2007 are derived entirely from the State of Nebraska. The Company’s net income for the six months ended June 30, 2007 without the energy production credits included in net sales would have been approximately $3.5 million (compared to actual net income of approximately $5.2 million).

While the producer credits from the State of Nebraska should remain relatively consistent with 2006 for the remainder of 2007 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below). Nebraska credits are discussed in detail above.

Gain/Loss on Option and Futures Contracts

For the six months ended June 30, 2007, the Company’s net income included net realized and unrealized losses on option and futures contracts in the approximate amount of $1.3 million. Contracts on natural and unleaded gas created nearly $271,000 of the loss for the six months ended June 30, 2007, with the balance coming from corn contracts. While there was some offset during the second quarter of 2007, market conditions during the first half of 2007 were unfavorable for the Company’s option and futures contracts creating the loss.

The Company’s net income for the six months ended June 30, 2006, included net realized gain on option and futures contracts in the approximate amount of $218,000. Contracts on unleaded gas created approximately $26,000 of the gain for the six months ended June 30, 2006, with the balance coming from corn contracts. Market conditions for corn during the first half of 2006 were relatively favorable for the Company’s option and futures contracts creating the majority of this gain.

Cost of Sales

For the six months ended June 30, 2007 and 2006, the Company’s cost of sales, as a percentage of total net sales, was 67.8% and 59.9%, respectively. In actual dollars, cost of sales (excluding any gain or loss on option and futures contracts), increased by approximately $7.4 million, or 43.2% from the first six months of 2007 compared to the first six months of 2006. Corn costs comprised 66.7% and 57.9% of cost of sales for the six months ended June 30, 2007 and 2006 respectively. Natural gas and the denaturant made up 16.2% and 20.9% of cost of sales for the six months of 2007 and 2006, respectively.

Cost of sales increased partially due to the Company’s increase in ethanol production of approximately 5.2%. However, the primary reason for the increase in cost of sales is the increase of over 62.5% in the Company’s average price of corn for the first half of 2007 compared to the first half of 2006. As a result of the increased production and corn prices, the Company’s corn costs increased by approximately $6.4 million in the six months ended June 30, 2007 compared to the first six months of 2006.

Depending upon the corn and gas markets, the Company expects to continue to experience efficiencies in the operation of its plant during the remainder of 2007, provided, that Husker Ag may experience some short-term inefficiencies with the start up of its plant expansion project which is expected in the next 6 to 9 months. However, the Company’s cost of sales continues to be largely dependent upon the corn and gas markets. See “Risk Factors” below.

Selling, General and Administrative Expenses

For the six months ended June 30, 2007 and 2006, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.7% and 3.4%, respectively. The Company’s selling, general and administrative expenses increased by over $361,000 or 39.7% for the first six months of 2007 compared to the first six months of 2006.

This large increase was primarily due to the Company’s recent engagement of an independent consulting firm that is performing a review and assessment of the Company’s internal controls in connection with Sarbanes Oxley Act requirements and to otherwise strengthen Husker Ag’s internal controls. For the remainder of 2007 and into 2008, Husker Ag anticipates that its typical selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits with exception to costs related to Sarbanes Oxley compliance. However, as noted above in the previous section entitled “Selling, General and Administrative Expenses”, the Company expects to incur additional administrative expenses in the next 6 to 12 months due the plant expansion project.

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

Interest and Other Income; and Unrealized Loss on Securities

Interest and other income for the six months ended June 30, 2007, consisted of approximately $333,000 of interest income and approximately $58,000 of other income. For the six months ended June 30, 2006, the Company had interest income of approximately $163,000 and other income of approximately $3,700. Interest income was much higher in 2007 due to large amounts of cash equivalents and interest bearing deposits held by the Company during the period at higher interest rates.

The unrealized loss on securities of approximately $4.2 million is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment. See “General Developments” below for additional information on the Company’s investment in US BioEnergy.

Interest Expense

The Company incurred approximately $354,000 of interest costs during the first six months of June 30, 2007. However, since the Company capitalized all of this interest for the plant expansion project currently under construction, the Company reported no interest expense for the six months ended June 30, 2007. See the financial statements and specifically Note 1 for additional information. This compares to roughly $392,000 for the six months ended June 30, 2006. Due to the significant amount of financing needed for the plant expansion project, the Company’s interest costs will be higher in the next few years than in past years. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Net Income

Net income for Husker Ag for the six months ended June 30, 2007 was approximately $5.2 million consisting mostly of income from operations of approximately $9.0 million, along with approximately $58,000 of other income and $333,000 of interest income, offset by approximately $4.2 million of unrealized losses on securities. Income from operations for the first half of 2007 included an approximate $1,320,000 loss on option and futures contracts.

By comparison, the Company experienced net income for the six months ended June 30, 2006 in the approximate amount of $10.5 million, largely due to income from operations of approximately $10.7 million, and approximately $3,700 of other income and $163,000 of interest income offset by interest expense in the approximate amount of $392,000. Income from operations for the first half of 2006 included an approximate $218,000 gain on option and futures contracts.

For the reasons set forth above, the Company’s net income for the first six months of 2007 was over $5.3 million less than the first six months of 2006. The primary reason for this decrease is the unrealized loss on securities of over $4.2 million.

Liquidity and Capital Resources

The Company’s liquidity and capital resources will be affected in the short-term by its plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this expansion.

As of June 30, 2007, the Company had current assets of approximately $22 million, including cash and cash equivalents of approximately $6.95 million and the Company had total assets of approximately $85.6 million. As of June 30, 2007, the Company had current liabilities totaling approximately $14.9 million. As of June 30, 2007, the Company’s ratio of current assets to current liabilities was 1.89 to one, compared to 2.46 to one as of December 31, 2006.

As of June 30, 2007, the Company had total members’ equity of approximately $63.5 million, or $2,107.02 per unit. This compares to total members’ equity of approximately $45.7 million, or $2,984.25 per unit as of December 31, 2006, and approximately $32.8 million, or $2,144.33 per unit as of June 30, 2006. Total members’ equity increased by approximately $17.8 million during the first six months of 2007 due to net income for the period in the approximate amount of $5.2 million and proceeds received from the rights offering in the approximate amount of $14.8 million, offset by distributions declared and paid in the amount of $2,109,100 coupled with offering costs of approximately $103,500.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the six months ended June 30, 2007, generated approximately $9.7 million of net cash flow. The net cash from operating activities includes, among several other material items, net income in the approximate amount of $5.2 million.

Cash Flow from Investing Activities. For the six months ended June 30, 2007, net cash used for investing activities totaled approximately $22.7 million which included approximately $21.7 million to purchase property and equipment, that is largely the plant expansion project, and $2 million to purchase certificates of deposit. This was offset by approximately $1 million received from the sale of certificates of deposit.

Cash Flow from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2007, totaled approximately $14.4 million, which consisted of proceeds from the rights offering of approximately $14.8 million and proceeds from short term borrowings of approximately $3.3 million, reduced by distribution payments ($2,109,100), debt origination costs ($326,189), deferred rights offering costs ($103,488) and net payments on long-term debt ($1,172,513).

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

Since that date, Union Bank has been the Company’s primary and sole lender. On June 30, 2007, in addition to the plant expansion loan discussed below, the Company had the following outstanding loan obligations with Union Bank:

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

Line of Credit. During the second quarter of 2007, the Company also had a line of credit with Union Bank. However, this line of credit expired on May 31, 2007. The line of credit was a multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest was due monthly on this revolving line of credit. This note would have accrued interest at the Wall Street Journal Prime Rate plus 0.75% adjusted every time this index rate changes. The maturity date for this line of credit was May 31, 2007; and it was not renewed. Husker Ag never borrowed against this line of credit.

Letter of Credit. On August 9, 2007, Husker Ag provided a natural gas transporter with a letter of credit issued by Union Bank in the amount of $646,680 to secure the Company’s commitment to enter into a 10-year agreement for natural gas to be used for the plant expansion. Husker Ag’s total commitment includes our share of the transporter’s cost to construct the capacity expansion necessary to secure firm transportation for our anticipated future natural gas needs. See “Risk Factors” below. On January 15, 2008, this letter of credit will automatically increase to $3,233,400. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the maximum amount of the letter of credit. Therefore, this letter of credit will limit the Company’s ability to pay distributions to the extent the Company’s cash is maintained at the bank to secure it.

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

Loan Covenants. Each of these Commercial Loan Agreements with Union Bank require lender approval prior to making distributions to Husker Ag members in excess of 35% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 35% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from Union Bank for any capital improvements in excess of $670,000 for 2007; such capital improvement limit may be amended annually with the approval of Union Bank. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (“debt coverage ratio” is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

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

When the Company paid the cash distribution of $2,109,100 to its members on April 3, 2007, Husker Ag was in noncompliance with one of its loan covenants with Union Bank. This distribution amounted to approximately 40% of Husker Ag’s year-to-date net income, which was in excess of the 35% distribution guideline in the Company’s loan covenants. On May 7, 2007, Union Bank notified the Company that while it would not waive the covenant, the bank would not take any action for this violation. Husker Ag was back in compliance with this loan covenant before the end of April 2007. As of June 30, 2007, the Company was in compliance with all of its loan covenants with Union Bank.

Plant Expansion Loan. On January 5, 2007, the Company signed a Credit Agreement with Union Bank, whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. See “General Developments” below for information regarding the plant expansion project. As of June 30, 2007, Husker Ag had borrowed $3,303,083 from Union Bank pursuant to this Credit Agreement.

On January 5, 2007, the Company had the following loan commitments with Union Bank pursuant to the Credit Agreement and the resultant promissory notes:

1. Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. As of June 30, 2007, the Company had borrowed $3,303,083 under this Construction Loan.

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

The Company anticipates that it will finance the plant expansion project partially from the net proceeds received from our rights offering (approximately $14.7 million) and partially from the debt financing from our primary lender (approximately $35 million). The remainder of the cost for the project will need to be financed out of our available cash resources from current earnings, if any. See “Rights Offering” below under this Item 2 for information regarding the Company’s rights offering. See “Liquidity and Capital Resources” above for information regarding the Company’s debt financing for this project.

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

ICM began construction on the plant expansion project in late 2006, and the Company currently anticipates that the project will be completed before the end of 2007.

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

The Company will continue to apply the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

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

However, Husker Ag’s shares in US BioEnergy are “restricted securities” under Rule 144 of the Securities Act of 1933, or Rule 144, which may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144. In addition to any restrictions on the sale of Husker Ag’s shares in US BioEnergy under federal securities laws, the Company entered into a lock-up agreement with US BioEnergy in September 2006. Under this agreement, except for certain specified exceptions, Husker Ag could not sell or otherwise transfer its shares in US BioEnergy for 180 days after the date that the final prospectus is filed with the SEC by US BioEnergy. As a result, Husker Ag was not able to sell its shares in US BioEnergy until June 2007.

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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of June 30, 2007, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 44.5% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

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

Distillers Grain

The dry milling process that produces ethanol also produces distillers grain, which is primarily used as a high protein animal feed. The price of distillers grain generally varies with grain prices, so that increases in grain costs are partially offset by increases in distillers grain prices. Husker Ag is currently producing almost entirely distillers modified wet grain which is marketed and sold primarily to feedlots, cattle feeders and dairies within a 120-mile radius of the ethanol plant. Husker Ag has a full-time employee to undertake primary responsibility for the sale and marketing of distillers grain.

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

During 2006, Husker Ag filed a formal application with the NDEQ for permission to modify its existing plant in accordance with the plant expansion project, such application requesting a limit of 76,000,000 gallons of annual denatured ethanol production. In accordance with the Nebraska Air Quality Regulations, notice of our application was given to the public on February 12, 2007, with the 30 day public notice period having ended on March 13, 2007. On April 9, 2007, the NDEQ issued a new construction air permit to Husker Ag.

Employees

As of August 14, 2007, Husker Ag had a total of 32 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At June 30, 2007, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Note 3 of the Company’s financial statements.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended June 30, 2007 and 2006”).

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

The Company attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as incorporating the use of forward cash contracts or basis contracts. As of June 30, 2007, the Company owned option or futures contracts for the purpose of hedging corn and unleaded gas – not natural gas. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases. Moreover, in January 2007, Husker Ag purchased a contract to hedge its gas-plus contract that was purchased in December 2006.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at June 30, 2007, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $1,200,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2007, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $821,644. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

Before the plant expansion begins operations, the Company estimates that its expected corn usage is approximately ten million bushels per year for the production of approximately 28 million gallons of ethanol. As of June 30, 2007, Husker Ag had cash, futures, and option contract price protection in place for approximately 62.04% of the Company’s expected corn usage through December 2007; and as of June 30, 2007, Husker Ag also had approximately 17.7% of its expected corn usage protected by cash purchase contracts through April 2011. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

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

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of June 30, 2007, the Company had forward contracts in place for the sale of approximately 7,925,000 gallons of ethanol to be delivered through December 2007. Husker Ag may continue to sell ethanol into 2008 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” above for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, the Company had only one gas-plus contract with related option and futures contracts on unleaded gas outstanding at June 30, 2007.

Interest Rate Risk

As of June 30, 2007, the Company’s interest rate risk exposure pertains primarily to its long-term debt, including its Construction Loan. As of June 30, 2007, Husker Ag has approximately $9.5 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’ primary note with Union Bank, approximately $6.5 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the majority of the remaining non-construction related debt in the approximate amount of $2.7 million as of June 30, 2007, has a fixed interest rate of 6.85% through January 2011.

On January 5, 2007, Husker Ag entered into a Credit Agreement with Union Bank for a maximum loan balance of $35 million to help finance the plant expansion. As of June 30, 2007, Husker Ag had borrowed $3,303,083 from Union Bank pursuant to this Credit Agreement. Subject to performance pricing described above, this debt will accrue interest at the three month LIBOR plus 3.00% adjusted monthly. When payments are scheduled to begin on this debt, Husker Ag may select a fixed interest rate for all or a portion of this debt on the Federal Home Loan Bank 3-year or 5-year advanced rate plus 3.00%. The Company will make this decision based upon market conditions at the time.

Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above under Item 2 of this Part I for additional information regarding the Company’s debt, including the debt financing for the plant expansion project.

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

As of June 30, 2007, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s controls over its financial reporting processes:

1.	The Company had insufficient qualified personnel resources and technical accounting expertise within the accounting function to accurately report, disclose and/or resolve certain accounting matters as of June 30, 2007. As a direct result of this weakness, it was necessary for the Company’s independent accountants to propose certain changes to our financial statements related to reclassifications on the Company’s balance sheet. Specifically, in the Company’s internally prepared financial statements, (i) the classification of certificates of deposit between cash and short-term investments on the balance sheet was incorrect; and (ii) the construction loan was incorrectly classified as a note payable under current liabilities.

2.	Due to the limited number of personnel involved in the processing of accounting data (Husker Ag currently has three employees devoted full time to the accounting function), and specifically in the number of personnel involved in the preparation and review of financial information for inclusion within the financial statements, the Company did not maintain the proper segregation of duties and oversight over financial reporting.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of June 30, 2007, the Company had taken the following remedial actions:

1.	The Company engaged Milo Belle Consultants, LLC as an independent accounting consulting firm to assess the Company’s internal controls as well as its financial reporting function. Milo Belle was hired to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff. At the completion of its assessment, Milo Belle is expected to work with the Company’s management in the design of necessary remediation of the noted weaknesses. This engagement is expected to be completed, along with the proposed recommendations and remediation, during the third quarter of 2007.

2.	To address the weakness in our financial reporting function, during the second quarter of 2007, the Company engaged Christianson & Associates, an independent accounting firm to provide an external compilation of the financial statements before submission to the Company’s independent accountants. While this was a very limited scope engagement, Christianson & Associates assisted our accounting personnel in the compilation of the financial statements that were submitted to our independent accountants for their review.

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

(b) Changes in Internal Controls: During the Company’s second fiscal quarter ended June 30, 2007, we have taken the actions set forth above that are intended to help remediate the material weaknesses identified above. Specifically, we engaged a professional accounting consulting firm to review and assess our internal controls; engaged a professional accounting firm to provide a professional external compilation of our financial statements before submission to our independent accountants; and continued to pursue continuing education for our accounting staff. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the second quarter of 2007 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that Husker Ag utilizes in the ethanol manufacturing process. Significant disruptions in the supply of natural gas will have a material adverse effect on Husker Ag’s business, results of operations and financial condition. In addition, since the Company generally cannot pass on increases in natural gas prices to its customers, continued periods of historically high natural gas prices will also materially adversely affect Husker Ag’s business, results of operations and financial condition.

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

Due to capacity constraints in the natural gas pipeline from Grand Island, Nebraska to the Company’s plant site, Husker Ag does not currently have sufficient firm transportation for the natural gas required for its expansion. While the Company currently anticipates that in the short-term it will be able to acquire sufficient natural gas for its operating needs through the released market, neither Kinder Morgan nor our natural gas provider Cornerstone Energy can guarantee that our natural gas supply will be uninterrupted. Disruptions in the provision of natural gas necessary to operate the Company’s plant at full capacity would have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

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

Update for 2007 Legislative Session: The 2007 Nebraska Unicameral legislative session ended on or about May 31, 2007. During May 2007, Governor Heineman signed LB 322 which calls for additional general fund transfers to the Ethanol Production Incentive Cash (EPIC) Fund in the amount of $15.5 million for fiscal year 2007-2008. In addition, LB 322 added and/or extended certain other sources for the EPIC fund, such as revenues generated from the excise taxes on corn and sorghum. The EPIC Fund is used to offset the cost of providing incentives to ethanol producers. While these are positive steps toward the funding of the Nebraska state producer incentives, estimates of the state’s total liability for ethanol production credits range from $100 million to $200 million.

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

(a) The Company held its Annual Members’ Meeting on June 4, 2007.

(b) The members voted to elect the following four (4) Class III Directors to serve until the 2010 Annual Meeting of Members and until their successors are elected.

Name	Votes For	Proxy Votes Withheld
Fredrick J. Knievel	11,591	3,473
David Stearns	43,574	114
James Krause	13,831	3,573
Leonard Wostrel	22,172	3,807

The following five Class I directors had terms of office which continued after the meeting until 2008 when five Class I directors will be elected: Robert E. Brummels; Ronald A. Fick; Kent A. Friedrich; James Hall and Walter Kittrell. The following four Class II directors had terms of office which continued after the meeting until 2009 when four Class II directors will be elected: Stanley Gyberg, Mike Kinney, J. Alex Thramer and Gerald Winter.

At the 2007 Annual Meeting of Members, there was one vacancy on the board. Class III Director Gary Kuester passed away on December 22, 2006, and his board seat was filed by James Krause at the 2007 Annual Meeting.

ITEM 5:	OTHER INFORMATION

The following disclosure is provided pursuant to Item 2.03 of Form 8-K:

Item 2.03.	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On August 9, 2007, the Company’s primary lender, Union Bank and Trust Company, Lincoln, Nebraska (“Union Bank”) issued a Letter of Credit to Kinder Morgan Interstate Gas Transmission LLC (“Kinder Morgan”) in the amount of $646,680. On January 15, 2008, this Letter of Credit will automatically increase to $3,233,400. This Letter of Credit secures Husker Ag’s financial obligations which may result from its Precedent Agreement with Kinder Morgan. The Precedent Agreement is described below.

The Letter of Credit provides Kinder Morgan with credit support for thirty percent (30%) of Husker Ag’s ten-year commitment under the Precedent Agreement. The Letter of Credit shall initially be effective until January 1, 2011. Union Bank and this Letter of Credit require the Company to maintain cash or its equivalent in the bank in an amount equal to the maximum amount of the Letter of Credit.

In February 2007, Husker Ag entered into a Precedent Agreement with Kinder Morgan whereby Husker Ag agreed, subject to certain conditions, to enter into a 10-year Firm Transportation Service Agreement providing for firm interstate natural gas transportation service to be provided by Kinder Morgan. The Precedent Agreement allows Husker Ag to pay for its share of Kinder Morgan’s necessary capacity expansion project and related facilities over a ten-year period at the “negotiated reservation rate” of $0.6250 per MMBtu per month.

Kinder Morgan’s obligations under the Precedent Agreement are subject to several conditions including sufficient firm capacity subscription from other consumers, all appropriate and final government approvals, and all rights-of-way and other surface required to site and maintain the pipeline facilities. In addition, upon request, Husker Ag must provide a letter of credit in the amount of 36 months, or 30%, of the Husker Ag’s reservation charges under the Firm Transportation Service Agreement. Accordingly, in July 2007, Kinder Morgan requested this Letter of Intent from Husker Ag.

In accordance with the terms of the Letter of Credit, Kinder Morgan may draw upon the Letter of Credit under any of the following events:

a.	Husker Ag is in default under any agreement with Kinder Morgan and an amount is due and owing and remains unpaid under said agreement(s);

b.	Husker Ag has not remedied a payment default within five (5) days of its receipt of a notice of default from Kinder Morgan, and an amount is due and owing and remains unpaid; or

c.	If, within ninety (90) days of the expiration date of this Letter of Intent, Husker Ag has not provided Kinder Morgan with proper credit support required by any agreement then in existence between Husker Ag and Kinder Morgan.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of August 31, 2005, and including Amendment Nos. 1 through 11	Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005

10.1	Grain Procurement Agreement dated April 26, 2007 J.E. Meuret Grain Co., Inc.*	Filed herewith

31(i).1	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

31(i).2	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	– Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board, President and Director
(Principal Executive Officer)

Date: August 14, 2007.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)