Form 10-Q
period 2007-09-30
HUSKER AG  LLC
filed 2007-11-14
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007; or

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

As of November 14, 2007, the Company had 30,130 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2007

Husker Ag, LLC

Balance Sheets

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$155,145	$2,805,489
Restricted cash	1,452,316	841,643
Interest bearing deposit	503,578	—
Repurchase agreement	5,789,893	1,884,890

Total cash and cash equivalents	7,900,932	5,532,022
Certificates of deposit – restricted	2,000,000	—
Certificates of deposit	1,012,851	—
Accounts receivable – Trade	2,252,987	1,533,573
Inventories	2,335,416	1,083,518
Trading securities	5,782,500	12,750,000
Option and futures contracts	3,197,568	1,888,405
Prepaid expenses	227,614	545,767

Total current assets	24,709,868	23,333,285

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	32,695,484	31,696,731
Other equipment	627,119	607,865
Office building	298,675	215,673
Vehicles	202,044	111,905
Construction in progress	48,347,612	12,059,939

	82,255,252	44,776,431
Less accumulated depreciation	10,279,963	8,446,383

	71,975,289	36,330,048

Investments	298,701	294,905

Other Assets
Debt origination costs, net of accumulated amortization; September 30, 2007 – $38,220 and December 31,2006 – $10,523	327,625	29,133
Deposit on construction	520,347	3,548,382

	$97,831,830	$63,535,753

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$4,427,245	$5,860,948
Current maturities of long-term debt	2,388,232	2,336,651
Retainage payable	2,081,396	487,694
Margin account	145,946	330,439
Option and futures contracts	627,235	—
Accrued property taxes	173,840	255,852
Accrued expenses	468,721	221,228

Total current liabilities	10,312,615	9,492,812

Long-term Debt	23,175,552	8,330,165

Members’ Equity – 30,130 and 15,318 Units	64,343,663	45,712,776

	$97,831,830	$63,535,753

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Net Sales
Ethanol sales	$13,163,982	$12,791,032	$42,032,198	$36,453,712
Distillers grain sales	2,516,618	1,790,934	8,005,903	5,028,779
Energy production credits	1,159,497	1,265,603	2,812,500	2,828,829

	16,840,097	15,847,569	52,850,601	44,311,320
Cost of Sales	11,397,010	7,156,066	33,133,780	22,750,443
Cost of Sales-Related Parties	2,547,276	1,755,649	5,219,867	3,203,704

Loss (Gain) on Option and Futures Contracts	(1,171,143)	57,482	148,778	(160,267)

Total Cost of Sales	12,773,143	8,969,197	38,502,425	25,793,880

Gross Profit	4,066,954	6,878,372	14,348,176	18,517,440
Selling, General and Administrative Expenses	582,977	551,453	1,852,793	1,460,361

Income from Operations	3,483,977	6,326,919	12,495,383	17,057,079

Other Income (Expense)
Other income	8,472	2,859	66,116	6,546
Unrealized gain (loss) on securities	(2,737,500)	—	(6,967,500)	—
Loss on sale of fixed assets	(436)	—	(436)	—
Interest expense	—	(94,832)	—	(487,085)
Interest income	104,494	103,898	437,913	267,175

	(2,624,970)	11,925	(6,463,907)	(213,364)

Income before Equity in Net Income of Affiliate	859,007	6,338,844	6,031,476	16,843,715
Equity in Net Income of Affiliate	—	—	—	20,596

Net Income	$859,007	$6,338,844	$6,031,476	$16,864,311

Basic Earnings Per Membership Unit	$28.51	$413.82	$204.23	$1,100.95

Weighted Average Units Outstanding	30,130	15,318	29,533	15,318

Distributions Declared Per Membership Unit	$—	$200	$70	$350

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating Activities
Net income	$6,031,476	$16,864,311
Items not requiring (providing) cash
Depreciation and amortization expense	1,861,882	1,703,995
Loss on sale of fixed assets	436	—
Unrealized loss on trading securities	6,967,500	—
Equity in net income of affiliate	—	(20,596)
Interest earned on certificates of deposit	(29,546)	(21,829)
Loss (gain) on option and futures contracts	148,778	(160,267)
Changes in
Accounts receivable	(719,414)	(706,292)
Inventories	(1,251,898)	(412,190)
Margin account	(1,015,199)	218,601
Prepaid expenses	318,153	28,186
Accounts payable and accrued expenses	(21,512)	(452,464)

Net cash provided by operating activities	12,290,656	17,041,455

Investing Activities
Proceeds from sale of certificates of deposit	1,012,899	1,540,857
Payments for purchase of investment in affiliate	—	(4,500,000)
Proceeds from sale of fixed assets	1,500	—
Payments for purchase of certificates of deposit	(4,000,000)	(2,500,000)
Purchases of property and equipment and deposit	(34,106,334)	(6,461,739)

Net cash used in investing activities	(37,091,935)	(11,920,882)

Financing Activities
Issuance of long-term debt	—	4,500,000
Rights offering costs	(103,489)	—
Proceeds from construction loan	16,527,658	—
Equity raised in rights offering	14,812,000	—
Payments on long-term debt	(1,630,691)	(2,341,378)
Distributions paid	(2,109,100)	(5,361,300)
Payment of debt origination costs	(326,189)	—

Net cash provided by financing activities	27,170,189	(3,202,678)

Increase in Cash and Cash Equivalents	2,368,910	1,917,895
Cash and Cash Equivalents, Beginning of Period	5,532,022	5,127,782

Cash and Cash Equivalents, End of Period	$7,900,932	$7,045,677

Supplemental Cash Flows Information
Interest paid (net of amount capitalized)	$—	$478,052
Supplemental Schedule of Non-cash Investing and Financing Activities
Accounts payable incurred for site development and construction in progress	$5,262,448	$—

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 28 million gallons. Construction began in 2001 and operations commenced in March 2003. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 22.1% and 50% of trade accounts receivable as of September 30, 2007 and December 31, 2006, respectively. Substantially all ethanol sales are made to one broker.

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

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	September 30, 2007	December 31, 2006
Raw materials, parts, enzymes and additives	$1,607,852	$706,872
Work-in-progress	327,270	247,788
Finished goods	400,294	128,858

	$2,335,416	$1,083,518

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Other Assets

The deposit on construction amount is comprised of a $4,475,000 deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant. Two million dollars was required at the time of signing the Letter of Intent, which was executed on April 4, 2006. An additional $2 million was required when the Company’s members approved the plant expansion project. The supermajority vote was obtained on June 26, 2006 at the 2006 Annual Meeting of Members and payment was remitted on June 28, 2006. The final deposit payment of $475,000 was made upon the signing of a Notice to Proceed dated October 15, 2006. Of this total deposit amount, $3,954,653 has been reclassified to Construction in progress as a part of progress payments made to ICM, Inc as of September 30, 2007. The total cost for the plant expansion is estimated to be $63,325,000 of which $44,284,000 is related to the Company’s contract with ICM.

Debt Origination Costs

On January 5, 2007, the Company entered into a long-term debt financing with Union Bank and Trust Company requiring loan origination costs totaling $326,189 to be capitalized and amortized over approximately ten years (the life of the loan) using the straight-line method.

On February 23, 2005, the Company refinanced its long-term debt requiring loan origination costs totaling $39,656 to be capitalized and are amortized over approximately seven years (the life of the loan) using the straight-line method. Debt origination costs, net of accumulated amortization, amounted to $327,625 and $29,133 at September 30, 2007 and December 31, 2006, respectively. Amortization expense for the three and nine month periods ending September 30, 2007 and 2006 were $595 and $1,427 and $27,697 and $4,237 respectively.

Investments

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Unrealized holding losses on such securities, which were reported on the Company’s income statement for the three and nine months ending September 30, 2007 were $2,737,500 and $6,967,500.

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

Investments in securities are summarized as follows at September 30, 2007:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$—	$212,734	$5,782,500
Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	2,840	3,796	—	250,000
Available-for-sale securities	51,541	—	—	—	51,541

	$6,290,139	$2,840	$3,796	$212,374	$6,084,041

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Investments - continued

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

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which ranges from 3 to 30 years. Annual depreciation is primarily computed using the straight-line method.

The Company capitalized interest costs as a component of construction in progress, based on weighted-average rates for borrowing. Total interest incurred for the three and nine months ended September 30:

	2007		2006
	Three months	Nine Months	Three months	Nine Months
Interest costs incurred	$324,813	679,130	$175,333	623,850
Interest costs charged to expense	—	—	94,832	487,085

Total interest capitalized	$324,813	679,130	$80,501	136,765

It is the Company’s accounting policy to capitalize interest on capital expenditures. In accordance with this policy for the period ended September 30, 2007, $679,130 of interest has been capitalized using the Company’s average interest rate.

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

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 3: Commitments and Related Parties

At September 30, 2007, the Company had entered into agreements to purchase 7,421,196 bushels of corn at an average price of $3.47 per bushel to be delivered between October 2007 and April 2011. Seventy two contracts totaling 1,015,271 bushels are with related parties.

At September 30, 2007 the Company had contracts for the sale of approximately 4,219,000 gallons of ethanol with prices ranging from $1.41 to $2.11 per gallon with delivery from October through December 2007.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements are approximately:

			September 30, 2007	December 31, 2006
Balance Sheets
Accounts receivable			$14,800	$146,900
Accounts payable			35,100	234,500

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statements of Income
Distillers grain sales	$122,000	$246,000	$949,000	$710,000
Corn purchases	2,547,000	1,756,000	5,220,000	3,204,000

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 4: Long-term Debt

Long-term debt consists of the following as of:

	September 30, 2007	December 31, 2006
Construction note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $25,000,000. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at September 30, 2007 was 8.7975%.	$15,277,123	$—
Revolving note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $10,000,000. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3 -year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at September 30, 2007 was 8.7975%.	1,250,534	—
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	6,309,450	7,261,850
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $218,916 expiring August 2, 2008. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	210,835	234,833
Note payable to Union Bank and Trust Company due in monthly installments of $89,497.01. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	2,515,842	3,170,133

Total long-term debt	25,563,784	10,666,816
Less current maturities	2,388,232	2,336,651

	$23,175,552	$8,330,165

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 4: Long-term Debt – continued

The Company had a line of credit, with maximum borrowings available of $5,000,000, which expired May 31, 2007. The Company is in the process of renewing a line of credit with their primary lender. At December 31, 2006, there were no borrowings against the line. The line was collateralized by a security agreement dated February 22, 2005 and a first deed of trust on real property. Interest was payable monthly. The Company also had a letter of credit with Midwest Bank N.A. in the amount of $75,000, which expired on September 1, 2007, to be used to serve the Company’s natural gas obligations.

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

On August 9, 2007, the Company provided the transporter with a Letter of Credit issued by Union Bank & Trust Company in the amount of $3,233,400. This Letter of Credit provides the transporter with credit support for thirty percent (30%) of Husker Ag’s ten-year commitment under the Precedent Agreement. This Letter of Credit requires the Company to maintain cash or its equivalent in the bank in an amount equal to the Letter of Credit. Union Bank is using $2,000,000 of certificates of deposit and the restricted cash amount to satisfy this restriction.

Future annual maturities of long-term debt as of September 30, 2007 are as follows:

Year Ending September 30,	Long-Term Debt
2008	$2,388,232
2009	6,029,456
2010	5,630,576
2011	5,037,567
2012	4,205,596
Thereafter	2,272,357

$25,563,784

The Company was in compliance with all loan covenants with their primary lender at September 30, 2007.

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 4: Long-term Debt – continued

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. This plant expansion project, which commenced in October 2006, will add approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. As of September 30, 2007, there was $18,472,343 available to be drawn, due to draws on the construction loan as discussed below.

Union Bank made the following loans to the Company on January 5, 2007, pursuant to the Credit Agreement and the resultant promissory notes:

Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction in the amount of $9,722,877 are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. The company has drawn $15,277,123 as of September 30, 2007 on the construction loan. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable monthly. The rate at September 30, 2007 was 8.7975%.

Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and there is $8,749,466 available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below. The company has drawn $1,250,534 as of September 30, 2007 on the revolving loan.

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

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 4: Long-term Debt – continued

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

Financing Costs. The Credit Agreement requires the Company to pay a .75% origination fee ($262,500), plus third party expenses, such as title insurance, legal fees, appraisal and filing fees. The actual total financing costs were approximately $326,000 and are be amortized over the life of loans.

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

Mandatory Additional Principal Payments – Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow beginning in 2008.

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

September 30, 2007

Note 4: Long-term Debt – continued

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

September 30, 2007

Note 4: Long-term Debt – continued

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

September 30, 2007

Note 5: Rights Offering – continued

The Company has applied the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Note 6: Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under the state program for the three month and nine periods ended September 30, 2007 and 2006 were $1,159,497 and $1,265,603 and $2,812,500 and $2,812,500, respectively.

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

On July 25, 2006, the Company executed an Agreement between Owner and Design/Builder on the Basis of a Stipulated Price (the Design-Build Agreement) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (ICM). Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that would add 40 million gallons per year of ethanol production capacity to the Company’s existing operations. Under the terms of the Design-Build Agreement, the Company will pay ICM approximately $44,284,000 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. ICM began construction on the plant expansion project in late 2006, and the Company currently anticipates that the project will be completed in 2007.

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 9: Earnings per Membership Unit – Rights offering impact

The following transaction occurred after December 31, 2006, which, had they taken place during fiscal 2006, would have changed the number of shares used in the computations of earnings per share. There were 14,812 units issued in a public offering closed on January 12, 2007 (Note 5).

Earnings per membership unit	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income available to membership units	$859,007	$6,338,884	$6,031,476	$16,864,311
Outstanding membership units	30,130	15,318	30,130	15,318
Weighted-average membership units	30,130	15,318	29,533	15,318
Basic earnings per membership unit	$28.51	$413.82	$204.23	$1,100.95
Diluted earnings per membership unit	$28.51	$413.82	$200.19	$1,100.95

Note 10: Corn Procurement Agreement

On April 26, 2007, Husker Ag, LLC, a Nebraska limited liability company (the “Company”), entered into a Grain Procurement Agreement (the “Agreement”) with J.E. Meuret Grain Co., Inc., a Nebraska corporation (“Meuret “) pursuant to which Meuret shall exclusively, subject to certain pre-existing relationships, procure for the Company No. 2 yellow corn meeting certain specifications described in the Agreement in the full amount necessary for the operation of the Company’s plant as well as the pending expansion.

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

Husker Ag, LLC

Notes to Financial Statements

September 30, 2007

Note 11: Marketing Agreements – continued

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

Husker Ag’s operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see “Energy Production Credits” under “Results of Operations for the three months ended September 30, 2007 and 2006” below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Results of Operations for the three months ended September 30, 2007 and 2006

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended September 30, 2007 and 2006. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
Sales and revenues	$16,840,097	100.0%	$15,847,569	100.0%
Cost of sales	(13,944,286)	(82.8)%	(8,911,715)	(56.2)%
Gain (loss) on options	1,171,143	7.0%	(57,482)	(0.4)%

Gross profit	4,066,954	24.2%	6,878,372	43.4%
Selling, general and administrative expenses	(582,977)	(3.5)%	(551,453)	(3.5)%

Operating income	3,483,977	20.7%	6,326,919	39.9%
Interest expense	—	(0.0)%	(94,832)	(0.6)%
Unrealized loss on securities	(2,737,500)	(16.3)%
Interest and other income	112,530	0.7%	106,757	0.7%

Net income	$859,007	5.1%	$6,338,844	40.0%

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended September 30, 2007 and 2006, ethanol sales comprised 78.2% and 80.7%, respectively, of total net sales. Distillers grain sales comprised 14.9% and 11.3% of the Company’s total net sales for the quarter ended September 30, 2007 and 2006, respectively; while federal and state energy production credits make up the remaining 6.9% and 8.0% of the Company’s total net sales for the third quarter of 2007 and 2006, respectively.

Net sales for the three months ended September 30, 2007 increased by nearly $1 million, or approximately 6.2%, over the same period from the prior year. This is largely due to an increase in ethanol sales of approximately $373,000, along with an increase of over $726,000 in sales of distillers grain, offset somewhat by a decrease in energy production credits. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the third quarter of 2007 increased by approximately 2.9% over the same period from the prior year. This increase is due to an increase of 3.9% in the average price received per gallon for the third quarter of 2007 over the third quarter of 2006; partially offset by a 1.0% decrease in the amount of ethanol sold during the third quarter of 2007 compared to the third quarter of 2006.

The vast majority of ethanol sold during the third quarter of 2007 was sold pursuant to a forward contract. At September 30, 2007, the Company had forward contracts for the sale of approximately 4.2 million gallons of ethanol with prices ranging from $1.41 to $2.11 per gallon through December 2007.

Distillers Grain Sales

Sales of distillers grain increased by approximately $726,000, or 40.5% for the third quarter of 2007 compared to the third quarter of 2006. This increase is largely due to a 35.3% increase in the average selling price of distillers grain for the third quarter of 2007 compared to the third quarter of 2006. The price of distillers grain has a relationship to the price of corn, and the Company’s average price of corn increased by over 78.8% for the third quarter of 2007 compared to the same period in 2006. This increase in the average price of distillers grain was accompanied by a 3.8% increase in the Company’s production of distillers grain for the third quarter of 2007 compared to the third quarter of 2006.

Energy Production Credits

Energy production credits are derived entirely from the State of Nebraska. Net sales included approximately $1.2 million of energy production credits for the three months ended September 30, 2007, which is approximately $106,000 less than the net production credits earned in the third quarter of 2006. Variances in the Company’s state credits from one quarter over a prior year quarter are largely due to the Company’s production during the period, and therefore this decrease is due to a 0.5% decrease in ethanol production for the third quarter of 2007 compared to the third quarter of 2006. While the Company may earn marginally more or less credits from the State of Nebraska in one quarter versus another, the state credits earned by the Company on an annual basis have remained relatively constant historically (see discussion regarding the Nebraska credit program below). The Company expects that the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2007 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below).

Without the energy production credits included in net sales, the Company would have experienced a net loss in the approximate amount of $300,000 for the third quarter of 2007 (compared to actual net income of approximately $859,000).

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

On April 26, 2007, the Company terminated its agreement with Husker Trading, Inc. and retained J.E. Meuret Grain Co., Inc., to exclusively procure for the Company its corn needs for the operation of the Company’s existing plant as well as the pending expansion. See Note 10 to the Company’s financial statements included above for additional information regarding the Company’s corn procurement agreement with J.E. Meuret Grain Co., Inc.

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

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. The Company did not enter into any option and futures contracts on natural gas during 2006 or the first half of 2007. However, the Company did purchase several contracts on natural during the third quarter of 2007 and had three such option contracts outstanding on September 30, 2007. During the first quarter of 2007, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2008. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

In the first nine months of 2006, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

The Company’s net income for the three months ended September 30, 2007, included net realized gain on option and futures contracts in the amount of $1,171,143. This amount consists of a gain of $1,643,406 on corn contracts, a gain of $1,169 on natural gas contracts offset by a loss of $473,432 on unleaded gas contracts.

Market conditions during the third quarter of 2007 were very favorable for the Company’s option and futures contracts on corn. The Company cannot predict whether it will realize gains or losses on option and futures contracts in the future.

By comparison, the Company’s net income for the three months ended September 30, 2006, included net realized and unrealized loss on option and futures contracts in the amount of $57,482. This amount consists solely of a loss on corn hedging. Market conditions during the third quarter of 2006 were relatively neutral for the Company’s option and futures contracts on corn.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. For the three months ended September 30, 2007 and 2006, the Company’s cost of sales, as a percentage of total net sales, was 82.8% and 56.2%, respectively. In actual dollars, cost of sales (excluding any gain or loss on option and futures contracts), increased by approximately $5 million, or 56.5% percent for the third quarter of 2007 compared to the third quarter of 2006. Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant. Corn costs comprised 77.6% and 57.4% of total cost of sales for the three months ended September 30, 2007 and 2006 respectively. Natural gas and the denaturant made up 13.1% and 20.4% of total cost of sales for the third quarter of 2007 and 2006, respectively.

The primary reason for the increase in cost of sales is the increase of over 78.0% in the Company’s average price of corn for the third quarter of 2007 compared to the third quarter of 2006. As a result of increased corn prices, the Company’s corn costs increased by approximately $4.7 million in the three months ended September 30, 2007 compared to the third quarter in 2006. In addition, natural gas and denaturant costs decreased approximately $150,000 due to lower energy costs compared to last year.

While Husker Ag may experience some short-term inefficiencies with the start up of its plant expansion project which is expected in the next 3 months, the Company’s cost of sales continues to be largely dependent upon the corn and gas markets. See “Risk Factors” below.

Selling, General and Administrative Expenses

For the three months ended September 30, 2007 and 2006, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.7% and 3.8%, respectively. The Company’s selling, general and administrative expenses increased by approximately $32,000 or 5.7% for the third quarter of 2007 compared to 2006.

For the remainder of 2007, Husker Ag anticipates that selling, general and administrative expenses will remain in a range consistent with prior years as a percentage of the Company’s net sales excluding energy production credits, with the exception of additional expenditures for Sarbanes Oxley compliance. However, the Company also expects to experience some nonrecurring administrative expenses over the next 3 to 6 months due to the plant expansion project. See “General Developments” below for a description of the plant expansion project.

Interest and Other Income; and Unrealized Loss on Securities

Interest and other income for the three months ended September 30, 2007, consisted of approximately $105,000 of interest income, an unrealized loss on securities of $2,737,500 along with approximately $8,000 of other income. For the three months ended September 30, 2006, the Company had interest income of approximately $104,000 and other income of nearly $3,000.

The unrealized loss on securities of $2,737,500 is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment. See “General Developments” below for additional information on the Company’s investment in US BioEnergy.

Interest Expense

The Company incurred approximately $325,000 of interest costs during the third quarter of 2007. However, since the Company capitalized all of this interest for the plant expansion project currently under construction, the Company reported no interest expense for the three months ended September 30, 2007. See the financial statements and specifically Note 1 for additional information. This compared to total interest incurred in the approximate amount of $175,000 for the three months ended September 30, 2006. Therefore, the Company’s interest costs actually increased by approximately $150,000 due to draws on the Construction Loan. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

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

Net Income

Net income for Husker Ag for the three months ended September 30, 2007 was approximately $859,000 consisting mostly of income from operations of approximately $3.5 million, along with approximately $8,000 of other income and $105,000 of interest income offset by $2,737,500 of unrealized loss on securities. Income from operations for 2007 included an approximate $1.2 million gain on option and futures contracts.

By comparison, the Company experienced net income for the three months ended September 30, 2006 in the approximate amount of $6.3 million, largely due to income from operations of approximately $6.3 million, and approximately $3,000 of other income, $104,000 of interest income offset by interest expense in the approximate amount of $95,000. Income from operations for the third quarter of 2006 included an approximate $57,500 loss on option and futures contracts.

For the reasons set forth above, the Company’s net income for the third quarter of 2007 was approximately $5.5 million less than the third quarter of 2006.

Results of Operations for the nine months ended September 30, 2007 and 2006

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the nine months ended September 30, 2007 and 2006. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Sales and revenues	$52,850,601	100.0%	$44,311,320	100.0%
Cost of sales	(38,353,647)	(72.6)%	(25,954,147)	(58.6)%
Gain (loss) on options	(148,778)	(0.3)%	160,267	0.4%

Gross profit	14,348,176	27.1%	18,517,440	41.8%
Selling, general and administrative expenses	(1,852,793)	(3.5)%	(1,460,361)	(3.3)%

Operating income	12,495,383	23.6%	17,057,079	38.5%
Interest expense	—	(0.0)%	(487,085)	(1.1)%
Unrealized loss on securities	(6,967,500)	(13.2)%	—	0.0%
Interest and other income	503,593	1.0%	273,721	0.6%

Income before equity in net income of affiliate	6,031,476	11.4%	16,843,715	38.0%
Equity in net income of affiliate	—	0.0%	20,596	0.1%

Net income	$6,031,476	11.4%	$16,864,311	38.1%

Net Sales

For the nine months ended September 30, 2007 and 2006, ethanol sales comprised 79.5% and 82.3%, respectively, of total net sales. Distillers grain sales comprised 15.1% and 11.3% of the Company’s total net sales for the nine months ended September 30, 2007 and 2006, respectively; while state energy production credits make up the remaining 5.4% and 6.4% of the Company’s total net sales for the first three quarters of 2007 and 2006, respectively.

Net sales for the nine months ended September 30, 2007 increased approximately 19.3% over the same period from the prior year. This increase is largely due to a 15.3% or $5.6 million increase in ethanol sales. There was also an approximate 59.2% increase in distillers grain sales for the first nine months of 2007 over the corresponding prior year period. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first nine months of 2007 increased by 15.3% compared to the same period from the prior year. This increase is due to (i) an increase of 12.8% in the average contract price for ethanol sold during the first nine months of 2007 compared to the first nine months of 2006; and (ii) an increase of 2.2% in the amount of ethanol sold during the first nine months of 2007 over the same period from the prior year.

Distillers Grain Sales

Sales of distillers grain increased by approximately $3 million, or 59.2% for the first nine months of 2007 compared to the first nine months of 2006. This increase is largely due to a 50.3% increase in distillers grain prices for the nine month period ended September 30, 2007 compared to the corresponding prior year period. There was also a 6.2% increase in distillers production for the nine months ending September 30, 2007 compared to the first nine months of 2006.

Energy Production Credits

Net sales included approximately $2.8 million of energy production credits for the nine months ended September 30, 2007, which is approximately $16,000 less than the net production credits earned in the first nine months of 2006. Energy production credits for the first nine months of 2007 are derived entirely from the State of Nebraska. The Company’s net income for the nine months ended September 30, 2007 without the energy production credits included in net sales would have been approximately $3.2 million (compared to actual net income of approximately $6 million).

The producer credits from the State of Nebraska should remain relatively consistent with 2006 for the remainder of 2007 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below). Nebraska credits are discussed in detail above.

Gain/Loss on Option and Futures Contracts

For the nine months ended September 30, 2007, the Company’s net income included net realized and unrealized losses on option and futures contracts in the approximate amount of $149,000. Contracts on natural and unleaded gas created $743,000 of the loss for the nine months ended September 30, 2007, offset by a realized gain of $594,000 from corn contracts. While there was a large offset during the third quarter of 2007 for corn contracts, market conditions for natural and unleaded gas during the first nine months of 2007 were unfavorable for the Company’s option and futures contracts creating the loss.

The Company’s net income for the nine months ended September 30, 2006, included net realized gain on option and futures contracts in the approximate amount of $160,000. Contracts on unleaded gas created approximately $26,000 of the gain for the nine months ended September 30, 2006, with the balance coming from corn contracts. Market conditions for corn during the first nine months of 2006 were relatively favorable for the Company’s option and futures contracts creating the majority of this gain.

Cost of Sales

For the nine months ended September 30, 2007 and 2006, the Company’s cost of sales, as a percentage of total net sales, was 72.6% and 58.6%, respectively. In actual dollars, cost of sales (excluding any gain or loss on option and futures contracts), increased by approximately $12.4 million, or 47.7% for the first nine months of 2007 compared to the first nine months of 2006. Corn costs comprised 68.2% and 57.9% of cost of sales for the nine months ended September 30, 2007 and 2006 respectively. Natural gas and denaturant made up 14.7% and 20.8% of cost of sales for the nine months of 2007 and 2006, respectively.

Cost of sales increased partially due to the Company’s increase in ethanol production of approximately 3.3%. However, the primary reason for the increase in cost of sales is the increase of over 68% in the Company’s average price of corn for the first nine months of 2007 compared to the first nine months of 2006. As a result of the increased production and corn prices, the Company’s corn costs increased by approximately $11.1 million in the nine months ended September 30, 2007 compared to the first nine months of 2006.

While Husker Ag may experience some short-term inefficiencies with the start up of its plant expansion project which is expected in the next three months, the Company’s cost of sales continues to be largely dependent upon the corn and gas markets. See “Risk Factors” below.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2007 and 2006, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.7% and 3.5%, respectively. The Company’s selling, general and administrative expenses increased by over $392,000 or 26.9% for the first nine months of 2007 compared to the first nine months of 2006.

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

Interest and Other Income; and Unrealized Loss on Securities

Interest and other income for the nine months ended September 30, 2007, consisted of approximately $438,000 of interest income and approximately $66,000 of other income. For the nine months ended September 30, 2006, the Company had interest income of approximately $267,000 and other income of approximately $6,500. Interest income was much higher in 2007 due to large amounts of cash equivalents and interest bearing deposits held by the Company during the period at higher interest rates.

The unrealized loss on securities of approximately $7.0 million is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment. See “General Developments” below for additional information on the Company’s investment in US BioEnergy.

Interest Expense

The Company incurred approximately $679,000 of interest costs during the first nine months of 2007. However, since the Company capitalized all of this interest for the plant expansion project currently under construction, the Company reported no interest expense for the nine months ended September 30, 2007. See the financial statements and specifically Note 1 for additional information. This compares to roughly $624,000 for the nine months ended September 30, 2006. Due to the significant amount of financing needed for the plant expansion project, the Company’s interest costs will be higher in the next few years than in past years. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Net Income

Net income for Husker Ag for the nine months ended September 30, 2007 was approximately $6 million consisting mostly of income from operations of approximately $12.5 million, along with approximately $66,000 of other income and $438,000 of interest income, offset by approximately $7.0 million of unrealized losses on securities. Income from operations for the first nine months of 2007 included an approximate $149,000 loss on option and futures contracts.

By comparison, the Company experienced net income for the nine months ended September 30, 2006 in the approximate amount of $16.9 million, largely due to income from operations of approximately $12.5 million, and approximately $6,500 of other income and $267,000 of interest income offset by interest expense in the approximate amount of $487,000. Income from operations for the first nine months of 2006 included an approximate $160,000 gain on option and futures contracts.

For the reasons set forth above, the Company’s net income for the first nine months of 2007 was over $10.8 million less than the first nine months of 2006.

Liquidity and Capital Resources

The Company’s liquidity and capital resources will be affected in the short-term by its plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this expansion.

As of September 30, 2007, the Company had current assets of approximately $24.7 million, including cash and cash equivalents of approximately $7.9 million and the Company had total assets of approximately $97.8 million. As of September 30, 2007, the Company had current liabilities totaling approximately $10.3 million. As of September 30, 2007, the Company’s ratio of current assets to current liabilities was 2.4 to one, compared to 2.46 to one as of December 31, 2006.

As of September 30, 2007, the Company had total members’ equity of approximately $64.3 million, or $2,135.53 per unit. This compares to total members’ equity of approximately $45.7 million, or $2,984.25 per unit as of December 31, 2006, and approximately $36.1 million, or $2,358.14 per unit as of September 30, 2006. Total members’ equity increased by approximately $18.6 million during the first nine months of 2007 due to net income for the period in the approximate amount of $6 million and proceeds received from the rights offering in the approximate amount of $14.8 million, offset by distributions declared and paid in the approximate amount of $2.1 million coupled with offering costs of approximately $104,000.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the nine months ended September 30, 2007, generated approximately $12.3 million of net cash flow. The net cash from operating activities includes, among several other material items, net income in the approximate amount of $6 million.

Cash Flow from Investing Activities. For the nine months ended September 30, 2007, net cash used for investing activities totaled approximately $37.1 million which included approximately $34.1 million to purchase property and equipment, that is largely the plant expansion project, and $4 million to purchase certificates of deposit. This was offset by approximately $1 million received from the sale of certificates of deposit.

Cash Flow from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2007, totaled approximately $27.2 million, which consisted of proceeds from the rights offering of approximately $14.8 million and proceeds from long term borrowings of approximately $16.5 million, reduced by distribution payments ($2,109,100), debt origination costs ($326,189), deferred rights offering costs ($103,489) and net payments on long-term debt ($1,630,691).

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

Since that date, Union Bank has been the Company’s primary and sole lender. On September 30, 2007, in addition to the plant expansion loan discussed below, the Company had the following outstanding loan obligations with Union Bank:

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

Line of Credit. During the first half of 2007, the Company had a line of credit with Union Bank. However, this line of credit expired on May 31, 2007. The line of credit was a multiple advance revolving line of credit loan with maximum borrowings of $5,000,000. Interest was due monthly on this revolving line of credit. This note would have accrued interest at the Wall Street Journal Prime Rate plus 0.75% adjusted every time this index rate changes. The maturity date for this line of credit was May 31, 2007; and it was not renewed. Husker Ag never borrowed against this line of credit.

Letter of Credit. On August 9, 2007, Husker Ag provided a natural gas transporter with a letter of credit issued by Union Bank in the amount of $646,680 to secure the Company’s commitment to enter into a 10-year agreement for natural gas to be used for the plant expansion. Husker Ag’s total commitment includes its share of the transporter’s cost to construct the capacity expansion necessary to secure firm transportation for the Company’s anticipated future natural gas needs. See “Risk Factors” below. On January 15, 2008, this letter of credit will automatically increase to $3,233,400. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the maximum amount of the letter of credit. Therefore, this letter of credit will limit the Company’s ability to pay distributions to the extent the Company’s cash is maintained at the bank to secure it.

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

When the Company paid the cash distribution of $2,109,100 to its members on April 3, 2007, Husker Ag was in noncompliance with one of its loan covenants with Union Bank. This distribution amounted to approximately 40% of Husker Ag’s year-to-date net income, which was in excess of the 35% distribution guideline in the Company’s loan covenants. On May 7, 2007, Union Bank notified the Company that while it would not waive the covenant, the bank would not take any action for this violation. Husker Ag was back in compliance with this loan covenant before the end of April 2007. As of September 30, 2007, the Company was in compliance with all of its loan covenants with Union Bank.

Plant Expansion Loan. On January 5, 2007, the Company signed a Credit Agreement with Union Bank, whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. See “General Developments” below for information regarding the plant expansion project. As of September 30, 2007, Husker Ag had borrowed $16,527,657 from Union Bank pursuant to this Credit Agreement.

On January 5, 2007, the Company had the following loan commitments with Union Bank pursuant to the Credit Agreement and the resultant promissory notes:

1. Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction are available under the Construction Loan until Substantial Completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. As of September 30, 2007, the Company had borrowed $15,277,123 under this Construction Loan.

2. Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below. As of September 30, 2007, the Company had borrowed $1,250,534 under this Revolving Loan.

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

Additional material terms of the debt financing from Union Bank are as follows:

Interest Rate. The Credit Agreement provides for the same interest rate for both loans. Until the first principal payment is due under the Construction Loan (six months after Substantial Completion), each of the loans will accrue interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted monthly. As of September 30, 2007, the rate on each of the loans was 8.7975%.

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

The Company is financing the plant expansion project partially from the net proceeds received from our rights offering (approximately $14.8 million) and partially from the debt financing from our primary lender (approximately $35 million). The remainder of the cost for the project is being financed out of our available cash resources from current earnings, if any. See “Rights Offering” below under this Item 2 for information regarding the Company’s rights offering. See “Liquidity and Capital Resources” above for information regarding the Company’s debt financing for this project.

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

Under the terms of the Design-Build Agreement, the Company will pay ICM approximately $44 million for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. As part of the agreement, the Company also entered into a limited License Agreement with ICM to use the technology and information in the design and construction of the plant expansion.

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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of September 30, 2007, the Company had receivables from Eco-Energy, Inc. (“Eco-Energy”) amounting to 22.1% of the total trade receivables. Eco-Energy is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. While the Company acknowledges the potential credit risk from this large customer, the Company currently has sufficient demand for its products and management would expect to find other customers should Eco-Energy’s purchases from the Company decrease for any reason. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Eco-Energy.

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

Employees

As of November 14, 2007, Husker Ag had a total of 47 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At September 30, 2007, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Note 3 of the Company’s financial statements.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended September 30, 2007 and 2006”).

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

The Company attempts to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as incorporating the use of forward cash contracts or basis contracts. As of September 30, 2007, the Company owned option or futures contracts for the purpose of hedging corn, unleaded gas and natural gas. Moreover, in January 2007, Husker Ag purchased a contract to hedge its gas-plus contract that was purchased in December 2006.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not qualify for hedge accounting, which would match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at September 30, 2007, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $1,500,000.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2007, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $2,424,387. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

Before the plant expansion begins operations, the Company estimates that its expected corn usage is approximately ten million bushels per year for the production of approximately 28 million gallons of ethanol. As of September 30, 2007, Husker Ag had cash, futures, and option contract price protection in place for approximately 56.1% of the Company’s expected corn usage through December 2008; and as of September 30, 2007, Husker Ag also had approximately 22.2% of its expected corn usage protected by cash purchase contracts through December 2008. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

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

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of September 30, 2007, the Company had forward contracts in place for the sale of approximately 4,219,000 gallons of ethanol to be delivered through December 2007. Husker Ag may continue to sell ethanol into 2008 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” above for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s then outstanding gas-plus forward contracts for the sale of ethanol. As noted above, the Company had only one gas-plus contract with related option and futures contracts on unleaded gas outstanding at September 30, 2007.

Interest Rate Risk

As of September 30, 2007, the Company’s interest rate risk exposure pertains primarily to its long-term debt, including its Construction Loan. As of September 30, 2007, Husker Ag has approximately $25.4 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’ primary note with Union Bank, approximately $6.3 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the majority of the remaining non-construction related debt in the approximate amount of $2.5 million as of September 30, 2007, has a fixed interest rate of 6.85% through January 2011.

On January 5, 2007, Husker Ag entered into a Credit Agreement with Union Bank for a maximum loan balance of $35 million to help finance the plant expansion. As of September 30, 2007, Husker Ag had borrowed approximately $16.5 million from Union Bank pursuant to this Credit Agreement. Until the first principal payment is due under the Construction Loan (six months after Substantial Completion), each of the loans will accrue interest at the one month LIBOR plus 3.00% adjusted monthly (as of September 30, 2007, the rate on each of the loans was 8.7975%). After the first principal payment is due under the Construction Loan, subject to performance pricing described above, this debt will accrue interest at the three month LIBOR plus 3.00% adjusted monthly. As of September 30, 2007, the interest rate on this debt was 8.7975%. When payments are scheduled to begin on this debt, Husker Ag may select a fixed interest rate for all or a portion of this debt on the Federal Home Loan Bank 3-year or 5-year advanced rate plus 3.00%. The Company will make this decision based upon market conditions at the time.

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

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. In connection with the preparation of this Form 10-Q, management considered the deficiencies and weaknesses discussed below and the remedial actions taken by the Company to address such deficiencies and weaknesses. After consideration of the aforementioned factors, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are not effective at the reasonable assurance level in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Principal Executive Officer and Principal Financial Officer have previously identified material weaknesses in the Company’s controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. In connection with the filing of this Form 10-Q, the Principal Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, which took into account the remedial actions outlined below, these officers concluded that the previously reported material weakness in the Company’s controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements, had been reduced from a material weakness to a significant deficiency.

However, these officers have concluded that as of September 30, 2007, the Company continues to have a material weakness in both its lack of segregation of duties for its accounting functions and in its lack of adequate monitoring controls to ensure that information generated for financial reporting purposes is complete and accurate.

The material weaknesses in the Company’s disclosure controls and procedures were first identified and reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 15, 2005. These weaknesses were identified by our Principal Financial Officer and our then Principal Executive Officer in conjunction with the evaluation of the Company’s disclosures and procedures that was performed as of March 31, 2005. The officers identified these material weaknesses in conjunction with their discussions with the Company’s audit committee and its then independent accountants. Due to the limited size and technical accounting experience of our accounting staff, the Company has had weaknesses in its disclosure controls and procedures since it commenced operations in 2003. However, the Principal Executive Officer and Principal Financial Officer did not identify these weaknesses as material until the evaluation of the Company’s disclosure controls and procedures that was performed as of March 31, 2005. Since that time, each of these weaknesses has been identified as material until the evaluation performed in conjunction with this Form 10-Q where, as discussed above, certain weaknesses were reduced to significant deficiencies.

A “significant deficiency” is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies, that adversely affect the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principals such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2007, the Principal Executive Officer and Principal Financial Officer had identified the following specific significant deficiencies and material weaknesses in the Company’s controls over its financial reporting processes:

1.	Significant Deficiency. During the course of their engagement, it was necessary for our independent accountants to propose certain changes to the notes to our financial statements, resulting in a significant deficiency. Specifically, in the notes to the Company’s internally prepared financial statements, (i) the future annual maturities of the Company’s long-term debt as of September 30, 2007, were not classified correctly; and (ii) the amount of the available advances on the Company’s construction loan and the revolving loan as of September 30, 2007, were incorrect.

2.	Material Weaknesses. Due to the limited number of personnel involved in the processing of accounting data (Husker Ag currently has three employees devoted full time to the accounting function), and specifically in the number of personnel involved in the preparation and review of financial information for inclusion within the financial statements, the Company did not maintain the proper segregation of duties and oversight over financial reporting.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of September 30, 2007, the Company had taken the following remedial actions:

1.	The Company engaged Milo Belle Consultants, LLC as an independent accounting consulting firm to assess the Company’s internal controls as well as its financial reporting function. Milo Belle was hired to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff. At the completion of its assessment, Milo Belle is expected to work with the Company’s management in the design of necessary remediation of the noted weaknesses. This engagement is expected to be completed, along with the proposed recommendations and remediation, during the fourth quarter of 2007.

2.	To address the former weakness in our financial reporting function, during the second quarter of 2007, the Company engaged Christianson & Associates, an independent accounting firm to provide an external compilation of our quarterly financial statements before submission to the Company’s independent accountants. While this was a limited scope engagement, Christianson & Associates assisted our accounting personnel in the compilation of the financial statements that were submitted to our independent accountants for their review.

3.	The Company has appropriate accounting personnel pursuing continuing education and training to improve their skill and abilities and to become more qualified in the financial reporting function.

Management believes that the foregoing actions have improved and will continue to improve the Company’s disclosure controls and procedures. And, as a result of these ongoing remediation efforts, the material weakness in our control over the financial reporting processes has been classified as a significant deficiency as of September 30, 2007. Husker Ag’s management, with the oversight of the audit committee, will continue to identify and take steps to remedy any material weakness or significant deficiency and enhance the overall design and capability of the Company’s control environment.

(b) Changes in Internal Controls: During the Company’s third fiscal quarter ended September 30, 2007, we have taken the actions set forth above that are intended to help remediate the material weaknesses and significant deficiencies identified above. Specifically, we engaged a professional accounting consulting firm to review and assess our internal controls; engaged a professional accounting firm to provide a professional external compilation of our financial statements before submission to our independent accountants; and continued to pursue continuing education for our accounting staff. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the third quarter of 2007 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2007.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: November 14, 2007.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)