Form 10-K
period 2007-12-31
HUSKER AG  LLC
filed 2008-03-31
CIK 1133555

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007.

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

The aggregate market value of the membership units held by non-affiliates of the registrant as of June 30, 2007, was $60,078,277, based on the average price of certain membership units sold through the registrant’s Trading System during the first half of the year. Membership units held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2008, the Company had 30,130 membership units issued and outstanding.

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

After the plant expansion described below, Husker Ag’s ethanol plant converts, on an annual basis, roughly 26 million bushels of corn into approximately 70 million gallons of ethanol per year. The ethanol plant will also now produce over 427,000 tons annually of animal feed known as distillers grain, which may be sold as distillers dried grain with solubles, distillers modified wet grain and distillers wet grain. These types of distillers grain are the principal co-products of the ethanol production process. The Company currently produces and sells only modified wet distillers grain.

General Developments

Deregistration

On January 24, 2008 the Company’s Board of Directors announced its intent to propose a reclassification of the Company’s membership units. The proposed transaction will provide for, among other things, the reclassification of the Company’s membership units held by members who are the record holders of 20 or fewer units.

If the proposed reclassification is approved, each member of record owning 20 or fewer of the Company’s units would receive one Class A-1 unit for each membership unit held prior to the reclassification. Members receiving Class A-1 units would have no voting rights except under very limited circumstances and would not receive additional consideration for their existing units. All other membership units would remain outstanding and be unaffected by the reclassification, except that such units would then be designated as Class A units. The proposed reclassification would be accomplished through amendments to the Company’s operating agreement. If the Company’s members approve the proposed amendments to the Company’s operating agreement and the reclassification is implemented, the Company anticipates that the number of Class A unit members of record (the current membership interest holders) will be reduced to less than 300, which would enable the Company to voluntarily terminate the registration of its Class A units under the Securities Exchange Act of 1934.

The Board intends to call a special meeting of members to present the proposed transaction to the members of Husker Ag. This proposed reclassification is subject to the approval by Husker Ag members holding at least two-thirds of the outstanding membership units. The Company filed a preliminary proxy statement regarding the proposed reclassification described above for SEC review on January 18, 2008, and will file a definitive proxy statement upon completion of SEC review. A definitive proxy statement containing detailed information about the proposed reclassification will be sent to the members prior to the special meeting of members.

Expansion of Plant

The Company’s plant expansion project, which was approved by the Company’s members at the 2006 Annual Meeting of Members held on June 26, 2006, and which was largely constructed during 2007, added approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. The total cost of the project is estimated to be approximately $63 million.

The Company financed the plant expansion project partially from the net proceeds received from our rights offering (approximately $14.8 million) and partially from the debt financing from our primary lender (approximately $30 million). The remainder of the cost for the project was financed out of our available cash resources from earnings. See “Rights Offering” below under this Item 1 for information regarding the Company’s rights offering. See “Liquidity and Capital Resources” below under Item 7 of this Form 10-K for information regarding the Company’s debt financing for this project.

On July 25, 2006, the Company executed an Agreement between Owner and Design/Builder on the Basis of a Stipulated Price (the “Design-Build Agreement”) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (“ICM”). Under the Design-Build Agreement, ICM was responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that added 40 million gallons per year of ethanol production capacity to the Company’s existing operations. The expansion is a stand alone plant adjacent to the Company’s existing plant and resulted in the Company’s total plant capacity exceeding 60 million gallons per year.

Under the terms of the Design-Build Agreement, the Company will pay ICM approximately $44 million for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. As part of the agreement, the Company also entered into a limited License Agreement with ICM to use the technology and information in the design and construction of the plant expansion. ICM began construction on the plant expansion project in October 2006, and while there are still miscellaneous issues on the punch list in accordance with the agreement, the plant expansion was generally operational by the end of 2007, with start-up and testing being performed in December 2007 and January 2008.

The Design-Build Agreement required the Company to pay ICM a down payment in the amount of 10% of the total contract price, which was paid in full by October 15, 2006. Thereafter, the Company has made payments to ICM on a progress billing basis, based upon periodic applications for payment for all work performed as of the date of the application. The Company retained 5% of the amount submitted in each application for payment. Upon substantial completion of the entire project, as defined in the agreement, the Company will release all retained amounts, less an amount equal to $500,000 plus the reasonable cost to complete all items remaining on the punch list. When the new plant meets the performance criteria set forth in the agreement and the punch list is substantially cleared, the Company will release the $500,000 retainage.

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

The Company applied the net proceeds from the rights offering to the payment of the Company’s design build contractor for the design and construction of the plant expansion project.

Loss of Federal Small Producer’s Tax Credit. The Company’s members have received the benefits of the federal small producer’s tax credit which is a $.10 per gallon of ethanol tax credit available for ethanol produced at plants with 60 million gallons or less of annual capacity. For the past several years, many members have been eligible to deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The amount of any such credit received by a member must be included in the gross income of the member for tax purposes. In 2008 upon completion of the plant expansion project, Husker Ag will no longer qualify as a small producer and the small producer tax credit will end for Husker Ag members as the Company’s total production capacity surpasses the 60 million gallon limit determined on a pro rata basis. The small producer tax credit is otherwise scheduled to sunset December 31, 2010.

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

Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, was then the majority owner of Val-E Ethanol. On February 16, 2006, US BioEnergy Corporation, now a St. Paul, Minnesota based corporation (“US BioEnergy”), announced that it was acquiring Platte Valley Fuel Ethanol, LLC. That transaction closed on April 30, 2006. Subsequent to that announcement, US BioEnergy offered to acquire the remaining membership interests in Val-E Ethanol for shares of common stock in US BioEnergy. The Company and each of the other minority owners of Val-E Ethanol agreed to this proposed exchange.

As a result, on May 2, 2006, the Company executed a Membership Interest Purchase Agreement with US BioEnergy, whereby the Company agreed to exchange its entire interest in Val-E Ethanol for 3,000,000 shares of common stock of US BioEnergy. More information about US BioEnergy is available on its website at www.USbioenergy.net.

On August 3, 2006, US BioEnergy filed a Form S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”) announcing its intention to proceed with an initial public offering (“IPO”). In December 2006, the SEC declared US BioEnergy’s registration statement effective and US BioEnergy completed its IPO. Until its pending merger with VeraSun (discussed below) US BioEnergy’s stock has been listed on the NASDAQ Stock Market under the symbol “USBE”.

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

The Company holds these 750,000 shares in common stock of US BioEnergy as trading securities; and upon the consummation of the pending VeraSun merger (discussed below), the Company will hold approximately 607,500 shares of common stock of VeraSun as trading securities. See Note 1 to the Company’s Financial Statements included below for additional information regarding the Company’s accounting for this investment.

Update on Investment in US BioEnergy. On November 29, 2007, US BioEnergy announced that it had entered into a merger agreement with VeraSun Energy Corp., a Brookings, South Dakota based company (“VeraSun”). The merger, which is subject to approval of both company’s shareholders, is expected to close in the first quarter of 2008. Under the merger agreement, 0.81 share of VeraSun common stock will be issued for each outstanding share of US BioEnergy common stock, in which case, Husker Ag would receive approximately 607,500 shares of VeraSun common stock in exchange for its 750,000 shares of US BioEnergy common stock. The combined entity will retain the VeraSun name and trade under VeraSun’s existing NYSE ticker symbol, “VSE”. Upon completion of the merger, the combined company will have nine ethanol production facilities in operation and seven additional facilities under construction. More information about VeraSun is available on its website at www.verasun.com.

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

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (a) an octane enhancer in fuels; (b) an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and (c) a non-petroleum-based gasoline extender. Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The overwhelming majority of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies. For the years ended December 31, 2007, 2006 and 2005, ethanol sales comprised 81.1%, 82.9% and 81.1%, respectively, of the Company’s total net sales.

Distillers Grain

A principal co-product of the ethanol production process is distillers grain, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Dry mill ethanol processing may create three forms of distillers grain: distillers wet grain, distillers modified wet grain, and distillers dried grain. Distillers wet grain is processed corn mash that contains approximately 70% moisture. It has a shelf life of approximately 3 summer days (5 winter days). Distillers modified wet grain is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately two to three weeks and is often sold to nearby markets. Dried distillers grain is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. The Company is currently producing almost entirely distillers modified wet grain which is sold to nearby markets. The Company could switch to dried distillers grain if there were a significant change in local demand or a material change in market conditions for the Company’s current modified wet grain product. For the years ended December 31, 2007, 2006 and 2005, distillers grain sales comprised 15.1%, 12.3% and 12.9%, respectively, of the Company’s total net sales.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of December 31, 2007, the Company had receivables from it current ethanol marketer, Aventine Renewable Energy, Inc. (“Aventine”), amounting to 82% of the total trade receivables. At December 31, 2006, the Company had receivables from its former ethanol marketer, Eco-Energy, Inc. (“Eco-Energy”), amounting to 52% of the total trade receivables. Aventine is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. The Company acknowledges the potential credit risk from this large customer and monitors these receivables accordingly. To date, Aventine has paid its invoices in accordance with its agreement with the Company. Should Aventine’s purchases from the Company decrease for any reason, the Company currently has sufficient demand for its products and Management would expect to find other customers. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Aventine.

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

According to the Renewable Fuels Association, ethanol production in the United States has increased more than 400% since 2000. This growth has been the result of strong underlying economic demand and public support for fuel ethanol, which has been driven by a variety of factors. One of the most important factors is the strategic benefit gasoline suppliers receive from using fuel ethanol as an octane enhancer and as an extender of gasoline supplies. Another significant factor has been the environmental benefits of fuel ethanol as an oxygenate, which has made it attractive to gasoline suppliers for marketing purposes and for meeting environmental standards.

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

Renewable Fuels Standard. The nationwide Renewable Fuels Standard (the “RFS”) is a mandate requiring fuel refiners to use a certain minimum amount of renewable fuel blends in our nation’s fuel supply. The Energy Policy Act of 2005 (the “2005 Act”) created the first-ever nationwide RFS in federal law, requiring that at least 4 billion gallons of ethanol and biodiesel be used in 2006, increasing approximately 700 million gallons per year until it reached a requirement of 7.5 billion gallons in 2012. However, partially due to the 2005 Act which led to significant new investment in ethanol plants across the country, by the end of 2007 the United States ethanol production capacity of over 7 billion gallons exceeded the 2007 RFS requirement of 4.7 billion gallons.

However, on December 19, 2007 President George W. Bush signed into law the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”). This legislation establishes new levels of the RFS previously set by the 2005 Act. The Energy Act of 2007 also creates two different categories of renewable fuels: conventional biofuel and advanced biofuel. Corn-based ethanol is considered conventional biofuel, while advanced biofuel includes ethanol derived from cellulose or other non-corn starch sources as well as biodiesel.

The Energy Act of 2007 creates an initial RFS requirement of 9.0 billion gallons per year in 2008 for conventional biofuels, increased from 5.4 billion gallons under the 2005 Act. The RFS for conventional biofuels is set to increase to 15.0 billion gallons per year by 2015. Starting in 2016, all of the increase in the RFS target must be met with advanced biofuels. Advanced biofuels levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

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

Federal Small Producer’s Credit. Husker Ag has also received the benefits of the federal small producer’s credit which is a $.10 per gallon of ethanol tax credit available for ethanol produced at plants with 60 million gallons or less of annual capacity. Ethanol producers that qualify can deduct from their federal income tax $.10 per gallon on the first 15 million gallons produced annually. The small producer tax credit is scheduled to sunset December 31, 2010. With the passing of the Energy Policy Act of 2005, the definition of a small producer was increased from 30 million to 60 million gallons. The pass-through nature of Husker Ag’s partnership taxation structure applies to any small producer tax credit received. The credit, if any, received by Husker Ag, will be passed through to its members; however, the amount of any such credit received by a member must also be included in the gross income of the member, which could result in the taxation of the amount of the credit distributed to the member. In 2008, upon completion of the Company’s

40 million gallon plant expansion, Husker Ag will no longer qualify as a small producer and the small producer tax credit will end for Husker Ag members as the Company’s total production capacity surpasses the 60 million gallon limit on a pro rata basis in 2008.

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

Marketing and Distribution Methods

Ethanol

Commencing June 1, 2005, the Company entered into the Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”) with FC Stone, LLC, an Iowa limited liability company (“FC Stone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FC Stone provides the Company with a full service price risk management program, and Eco-Energy purchases the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The 2005 Agreement amended and superseded a prior agreement between the parties, and earlier in 2007 had been allowed to renew automatically until September 30, 2008.

On October 5, 2006, the Company entered into a new Risk Management and Ethanol Marketing Contract (the “2006 Marketing Agreement”) with FC Stone and Eco-Energy pursuant to which Eco-Energy purchased the Company’s entire output of ethanol for the 40 million gallon plant expansion in good faith at fair market rates for the term of the agreement. This 2006 Marketing Agreement applied only to the Company’s plant expansion and did not apply to the Company’s original plant. (The 2005 Marketing Agreement and 2006 Marketing Agreement collectively referred to as the “Eco Marketing Agreements”).

On December 3, 2007, the Company and Eco-Energy agreed to terminate each of the Eco Marketing Agreements. The letter agreement dated December 3, 2007 executed by the Company and Eco-Energy provided that the Eco Marketing Agreements terminated immediately with respect to the obligations of Eco-Energy and the Company although the parties agreed to honor any individual contracts that were then outstanding. The Company also assumed all railcar leases then being used for the benefit of the Company under the Marketing Contracts. The termination was effective December 3, 2007, and no termination fee was paid by either party.

Despite the Company’s termination of the Marketing Agreements with respect to Eco-Energy, the Marketing Agreements with respect to the obligations of FC Stone will not be impacted and will continue in full force and effect as set forth therein.

The Company and Aventine Renewable Energy, Inc., a Delaware corporation (“Aventine”), entered into an Ethanol Marketing Agreement dated December 3, 2007 (the “Ethanol Agreement”) pursuant to which the Company agreed to sell exclusively to Aventine substantially all of its total output of fuel grade ethanol produced at the Company’s plant during the term of the Ethanol Agreement. The initial term of the Ethanol Agreement began on December 3, 2007, and continues until January 1, 2009. The Ethanol Agreement will automatically renew for successive one (1) year terms unless terminated by either party with at least six (6) months’ written notice prior to the expiration of the then current term.

Aventine purchases the Company’s ethanol at a price based on the “Alliance Net Pool Price,” subject to certain adjustments. As set forth in the Ethanol Agreement, the Alliance Net Pool Price is equal to, with respect to any month, (i) the weighted average gross price per gallon received by Aventine for all fuel grade ethanol that was (A) supplied by an alliance partner or produced by Aventine and (B) sold during such month by Aventine, minus (ii) all costs (on a per gallon basis) incurred by Aventine in conjunction with the handling, movement and sale of such ethanol (excluding direct marketing costs incurred in marketing such ethanol).

As a re-seller of ethanol, Aventine’s customers are indirectly a part of the Company’s customer base. Aventine markets and sells most of its ethanol throughout the United States, primarily by rail. The target market area for the ethanol produced at the Company’s ethanol plant includes local, regional and national markets. The local and regional markets include the State of Nebraska, as well as markets in South Dakota, Tennessee, Georgia, Kansas, Missouri, Colorado, Minnesota, Illinois, Iowa, California, New Mexico and Oregon.

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

During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to more than 7 billion gallons at the end of 2007. Based upon information provided by the Renewable Fuels Association (the “RFA”), 139 ethanol plants located in 21 states produced a record 6.5 billion gallons of ethanol in 2007, an increase of more than 32% from 2006. Twenty-nine new facilities combined with expansions at existing plants, increased the industry’s annual production capacity by over 2 billion gallons according to the RFA. The RFA reported that 68 new plants and major expansions were under construction at the end of 2007 that would add approximately 4 billion gallons of new annual production capacity in 2008. This increase in capacity may be expected to continue in the near future. Husker Ag cannot determine the effect of this type of an increase upon the demand or price of ethanol, although such plants may compete with the Company in the sale of ethanol and related products.

As of December 2007, the largest ethanol producers include POET Biorefining, formerly the Broin companies, Archer Daniels Midland, VeraSun Energy Corporation, US Bioenergy Corp., Hawkeye Renewables, LLC, Aventine Renewable Energy, LLC, Abengoa Bioenergy Corp., Global Ethanol/Midwest Grain Processors, White Energy, Renew Energy, and Cargill, all of which are capable of producing much more ethanol than the Company expects to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to those of Husker Ag.

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

Corn Supply and Corn Prices

After the completion of our plant expansion, the Husker Ag ethanol plant needs approximately 26 million bushels of corn per year or approximately 68,500 bushels per day as the feedstock for its dry milling process. The grain supply for the ethanol plant is obtained primarily from local markets. During the five year period between 1996 to 2000, corn production averaged 94 million bushels annually in the five county area surrounding the plant. Since 2000, the corn production has increased somewhat in this five county area. Management believes that the average annual corn production is this area should generally remain consistent in the near future.

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

Corn prices have increased sharply since August 2006. Corn prices have risen at least partially due to additional demand from the ethanol industry. Because of forward corn contracts purchased by the Company for a portion of 2007, the Company was able to partially reduce the impact of this price increase. However, if corn prices remain at historically high prices through 2008, the Company’s margins can be expected to be reduced accordingly. See “Risk Factors” below.

Until April 2007, the Company had retained Husker Trading, Inc. to originate and acquire corn for plant usage rather than hiring an on-site commodities manager. Husker Trading, Inc. was responsible for the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators. It also coordinated grain deliveries between the railroad, participating elevators and producers, and it negotiated price protection with hedging specialists.

On April 26, 2007, the Company terminated its agreement with Husker Trading, Inc. and retained J.E. Meuret Grain Co., Inc., to exclusively procure for the Company its corn needs for the operation of the Company’s original plant as well as the plant expansion. See Note 13 to the Company’s financial statements included below for additional information regarding the Company’s corn procurement agreement with J.E. Meuret Grain Co., Inc.

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

During the past two years, a relatively small percentage of the Company’s forward contracts for the sale of ethanol are priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company also began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

The Company enters into option and futures contracts, which are designated as hedges of specific volumes of corn and natural gas projected to be used in the manufacturing process and ethanol expected to be sold. The Company uses derivative financial instruments to manage the exposure to price risk related to corn and natural gas purchases and ethanol sales. The Company currently does not meet the requirements for cash flow hedging under FASB 133. See Note 6 to the Company’s Financial Statements included below for additional information.

As noted above, the Company has entered into a risk management agreement with FC Stone, LLC (“FC Stone”), a commodities risk management firm, under which FC Stone provides the Company with advice, assistance and a price risk management program for corn products necessary for the operation of the plant.

In February 2004, the Husker Ag Board of Directors adopted a Risk Management Policy, which establishes a Risk Management Committee to serve as the liaison between management and Board regarding forward pricing and risk management issues. The Risk Management Committee is currently comprised of General Manager Seth Harder, and Board members James Krause, Mike Kinney, Stanley Gyberg, Leonard Wostrel and David Stearns. The Risk Management Policy also establishes position limits and forward pricing guidelines with respect to risk exposure for corn, distillers grain, ethanol, denaturant and natural gas, as well as approval procedures for management and the Risk Management Committee, approved commodity transaction instruments, and reporting and accounting function verification requirements.

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

Plant expansion update. On November 9, 2006, the Director of the NDEQ issued an Order of Variance providing a variance from a state law requiring the Company to obtain a new construction air permit before beginning construction on the plant expansion. In its Order, the Director found that the start of concrete work would be unnecessarily delayed by cold winter weather if the Company was required to wait for a new permit. The Order of Variance allowed Husker Ag to commence its plant expansion without a construction air permit, provided that the Company could not operate the new plant until the NDEQ issued a new construction air quality permit for the expansion.

During 2006, Husker Ag filed a formal application with the NDEQ for permission to modify its existing plant in accordance with the plant expansion project, such application requesting a limit of 76,000,000 gallons of annual denatured ethanol production. In accordance with the Nebraska Air Quality Regulations, notice of our application was given to the public on February 12, 2007, with the 30 day public notice period having ended on March 13, 2007. On April 9, 2007, the NDEQ issued a new construction air permit to Husker Ag. This new construction air permit allows the Company to operate its plant expansion and superseded the Order of Variance.

Employees

As of March 31, 2008, Husker Ag had a total of 47 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Competition in the ethanol industry is intense. Husker Ag faces formidable competition in every aspect of its business from established producers of ethanol, including Archer Daniels Midland Company and Cargill, Inc., and from other companies that are seeking to develop large-scale ethanol plants and alliances. For 2007, the top eleven producers accounted for approximately 54% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association (the “RFA”), a national trade association for the ethanol industry. A number of Husker Ag’s competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company.

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

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to nearly 8 billion gallons per year in January 2008. In addition, there is a significant amount of capacity being added to the ethanol industry. According to the RFA, approximately 4 billion gallons per year of production capacity was under construction at the end of 2007. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Husker Ag cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry. If the ethanol industry has excess capacity and such excess capacity results in a fall in prices, it will have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

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

Corn is the principal raw material used by the Company to produce ethanol and distillers grain. (For additional discussion on the Company’s purchase of corn for its operations, see “Cost of Sales” under “Results of Operations for the years ended December 31, 2007 and 2006” below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.) Because ethanol competes with fuels that are not corn-based, Husker Ag generally is unable to pass along increased corn costs to its customers, and accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.

In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. According to the Economic Research Division of the USDA, by the end of the 2006/07 crop year, over 2 billion bushels of corn (19 percent of the harvested crop) were used to produce ethanol, a 30-percent increase from the previous year. This percentage is expected to increase as additional ethanol capacity comes online. The significant increase in domestic ethanol capacity under construction could outpace increases in corn production, which may increase corn prices and significantly impact the Company’s profitability.

At a more local level, the price Husker Ag pays for corn could also increase as a result of the recent expansion at the current plant location or if other ethanol production facilities were built in the same general vicinity. Husker Ag may also have difficulty from time to time in purchasing corn on economical terms due to supply shortages. Any supply shortage could require Husker Ag to suspend operations until corn became available at economical terms. Suspension of operations could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

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

In an effort to secure firm transportation for our anticipated future natural gas needs, in February 2007, Husker Ag entered into a Precedent Agreement with Kinder Morgan Interstate Gas Transmission LLC (“Kinder Morgan”) whereby Husker Ag agreed, subject to the terms of the Precedent Agreement, to enter into a 10-year Firm Transportation Service Agreement providing for firm interstate natural gas transportation service to be provided by Kinder Morgan for Husker Ag. Husker Ag agreed to contract for 3,500 MMBtus per day which was the anticipated need for the expansion. The Precedent Agreement also allows Husker Ag to pay for its share of Kinder Morgan’s capacity expansion project and related facilities over a ten-year period at the “negotiated reservation rate” of $0.6250 per MMBtu per month.

Although Kinder Morgan’s obligation under the Precedent Agreement is subject to several conditions including sufficient firm capacity subscription from other consumers, all appropriate and final government approvals, and all rights-of-way and other surface required to site and maintain the pipeline facilities, Husker Ag currently anticipates that construction on this new pipeline will begin in late 2008. However, if Kinder Morgan abandons this project, Husker Ag would be forced to rely on the released natural gas market and may be required to pursue alternative solutions to its long terms natural gas needs.

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

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. The production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit (“VEETC”). Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline totaling 51 cents per gallon of pure ethanol, or approximately 5.1 cents per gallon for E10 and 43 cents per gallon on E85. VEETC expires on December 31, 2010. Continuation of the VEETC was not included in the Energy Act of 2007. It is not known whether the VEETC will be renewed at its current level, if at all. The elimination or reduction of VEETC or other federal tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol.

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

In recent years, because of State of Nebraska budget shortfalls, various tax credit provisions in effect in Nebraska, including LB 536, came under increased scrutiny from the Nebraska Unicameral. As a result there can be no assurance that the Nebraska legislature will not enact new legislation in the future which would revise LB 536, or otherwise adversely impact ethanol plants, such as Husker Ag’s plant, which are to benefit from LB 536.

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

During May 2007, Governor Heineman signed LB 322 which calls for additional general fund transfers to the Ethanol Production Incentive Cash (EPIC) Fund in the amount of $15.5 million for fiscal year 2007-2008. In addition, LB 322 added and/or extended certain other sources for the EPIC fund, such as revenues generated from the excise taxes on corn and sorghum. This is in addition to the transfers approved in 2005 and 2006 totaling $30.5 million through fiscal year 2011-2012. The EPIC Fund is used to offset the cost of providing incentives to ethanol producers. While these are positive steps toward the funding of the Nebraska state producer incentives, estimates of the state’s total liability for ethanol production credits range from $100 million to $200 million.

The Company cannot predict whether the State of Nebraska will continue to be able to meet its obligations under LB 536. The elimination or significant reduction in this state incentive program could have a material adverse effect on Husker Ag’s business, results of operations and financial condition.

Update for 2008 Legislative Session: The 2008 Nebraska Unicameral legislative session is expected to end on or about April 17, 2008. The legislature is currently considering funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills have come to a final vote by the legislature as of March 31, 2008. The legislature may debate, and possibly vote on, one or more ethanol related bills during the second quarter of 2008.

The effect of the Renewable Fuels Standard, or RFS, as recently amended in the Energy Independence and Security Act of 2007 on the ethanol industry is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Policy Act of 2005, however, eliminated the mandated use of oxygenates and instead established a nationwide levels of renewable fuel standard (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline or diesel.

The Energy Act Independence Act of 2007 (the “Energy Act of 2007”) amended the renewable fuel standard (“RFS”) created by the Energy Policy Act of 2005. The effect of the RFS program in the Energy Act of 2007 is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), further increasing to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. Increased competition from other types of biofuels could have a material adverse effect on the demand for ethanol, negatively impacting our results of operations and financial position.

The RFS helps support a market for ethanol that might be negatively affected without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

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

The Company is not an accelerated filer or large accelerated filer or well-known seasoned issuer and has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

ITEM 2.	PROPERTY

The Company’s corporate offices are located at the plant site in the administrative building at 54048 Highway 20, Plainview, Nebraska 68769, phone number (402) 582-4446. The administrative building consists of approximately 5,700 square feet. The Husker Ag ethanol plant is on 47 acres of real property located 3 1/2 miles east of Plainview, Nebraska between the railroad and US Highway 20 located in Pierce County, Nebraska. The ethanol plant and plant site are subject to real estate mortgage liens granted to the Company’s primarily lender, Union Bank & Trust Company, as described below under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Husker Ag’s management believes the properties and facilities of Husker Ag are adequate to support Husker Ag’s ethanol business operations. As of the start of 2008, the Company’s ethanol plant currently has the capacity to produce approximately 70 million gallons of ethanol per year. As noted above in Item 1, the Company constructed a plant expansion that added 40 million or more gallons per year of ethanol production capacity to its existing operations.

ITEM 3.	LEGAL PROCEEDINGS

Husker Ag has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of members during the quarterly period ended December 31, 2007.

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

Under the Internal Revenue Code and the related rules and regulations (the “Tax Code”), a matching service is qualified only if it meets a number of specified requirements, including: (1) it consists of a computerized or printed system that lists customers’ bid and/or ask prices in order to match members who want to sell with persons who want to buy, (2) matching occurs either by matching the list of interested buyers with the list of interested sellers or through a bid and ask process that allows interested buyers to bid on the listed interest, (3) the seller cannot enter into a binding agreement to sell the interest until the 15th calendar day after his interest is listed (which date must be confirmable by maintenance of contemporaneous records), (4) the closing of a sale effected through the matching service does not occur prior to the 45 th calendar day after the interest is listed, (5) the matching service displays only quotes that do not commit any person to buy or sell an interest at the quoted price (non firm price quotes) or quotes that express an interest in acquiring an interest without an accompanying price (nonbinding indications of interest) and does not display quotes at which any person is committed to buy or sell a interest at the quoted price (firm quotes), (6) the seller’s information is removed within 120 days of its listing and is not reentered into the system for at least 60 days after its deletion, and (7) the sum of the percentage interests transferred during the entity’s tax year (excluding private transfers) cannot exceed 10% of the total interests in partnership capital or profits. The Husker Ag Trading System described below has incorporated these Tax Code requirements into its rules and procedures required to be followed by those using the system.

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

Holders

As of March 31, 2008, there were approximately 585 unit holders of the Company’s membership units determined by an examination of the Company’s transfer book.

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

The Company has declared and paid the following distributions since its inception through December 31, 2007:

Declaration Date	Approximate Date Paid	Amount Per Unit
December 23, 2003	February 2, 2004	$150.00

	Total for 2003	$150.00

April 20, 2004	June 1, 2004	$200.00
August 13, 2004	September 15, 2004	$150.00
November 12, 2004	January 7, 2005	$100.00

	Total for 2004	$450.00

March 29, 2005	May 6, 2005	$100.00
August 23, 2005	September 16, 2005	$150.00
November 22, 2005	December 20, 2005	$200.00

	Total for 2005	$450.00

March 23, 2006	April 20, 2006	$150.00
August 3, 2006	August 16, 2006	$200.00
November 28, 2006	December 15, 2006	$125.00

	Total for 2006	$475.00

March 27, 2007	April 6, 2007	$70.00	(1)
November 21, 2007	December 14, 2007	$60.00	(1)

	Total for 2007	$130.00

	Total	$1,655.00

(1)

– All distributions made after January 12, 2007 were made based on 30,130 issued and outstanding membership units. All other distributions were made based on 15,318 issued and outstanding membership units.

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

First, the Company must be in compliance with all of its loan covenants with Union Bank prior to making any distributions in the future. With the Credit Agreement signed with Union Bank for the financing of the plant expansion project, the Company will be required to obtain prior approval from 66.67% of all financial institutions participating in this new financing when the distribution amount exceeds 36% of net income. See “Liquidity and Capital Resources” below under Item 7 for additional information regarding the covenants for the Company’s debt.

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

(In thousands, except per membership unit amounts)
	2007		2006	2005		2004	2003(1)
Net sales	$74,338		$58,672	$47,224		$47,785	$34,337
Net income (loss)	$14,076		$28,370	$10,092		$9,768	$7,996
Earnings (loss) per membership unit	$474.18	(2)	$1,852.06	$658.86		$637.70	$522.01
Cash distributions declared per membership unit	$130.00		$475.00	$450.00		$450.00	$150.00
Book value per membership unit(3)	$2,342.52		$2,984.25	$1,607.19		$1,398.33	$1,210.63
Total assets	$114,228		$63,536	$40,145	(4)	$42,307	$42,282
Total debt (current and long-term)	$34,547		$10,667	$13,575	(5)	$16,107	$19,862
Members’ equity	$70,580		$45,713	$24,619		$21,420	$18,544

(1)

– Fiscal year 2003 represents only a partial year of operating because the Company did not begin production of ethanol until March 2003 and did not reach name-plate capacity until the second quarter of 2003.

(2)	– Based on the weighted number of membership units outstanding during 2007, which was 29,684 units.

(3)	– Members’ equity divided by membership units outstanding as of the end of the period.
(4)

– Total assets went down by approximately $2.2 million from December 31, 2004 to December 31, 2005 primarily due to the Company’s use of cash to pay down long-term debt by over $7 million, along with other factors such as the Company’s net income less distributions.

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

Overview

The Company owns and operates two ethanol plants located near Plainview, Nebraska. Husker Ag’s business consists of the production of ethanol and an ethanol co-product, distillers grains. The Company began grinding corn and producing ethanol in March 2003. Before the plant expansion came on line at the end of 2007, the ethanol plant converted roughly ten million bushels of corn into approximately 27 million gallons of ethanol per year. Prior to the expansion, the ethanol plant also produced and sold over 160,000 tons of modified wet distillers grain on an annual basis. See “General Developments” under Item 1 above for information regarding the plant expansion project.

Husker Ag’s operating results are largely driven by the prices at which it sells ethanol and distillers grain and the costs related to its production. The price of ethanol and distillers grain is influenced by factors such as supply and demand, prices of unleaded gasoline and substitute products, weather, government policies and programs, and foreign trade. Although federal and state government support programs have been a significant source of revenue and income since Husker Ag began production in March of 2003, the federal program is now much less significant because of the means by which the program structures, funds, and conditions the payments (see “Energy Production Credits” under “Results of Operations for the years ended December 31, 2007 and 2006” below for further discussion of this issue). With respect to the various costs in the production process, the two most significant are the costs of corn and natural gas. The cost of natural gas and corn is affected by factors such as supply and demand, weather, government policies and programs, foreign trade, and the risk management or hedging strategy used to protect against the price volatility of these commodities. See “Quantitative and Qualitative Disclosures about Market Risk” below for additional information.

Results of Operations for the years ended December 31, 2007 and 2006

The following table shows sales and revenues, cost of sales, loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the years ended December 31, 2007 and 2006. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 8 of this Form 10-K:

	2007		2006
Sales and revenues	$74,337,621	100.0%	$58,671,929	100.0%
Cost of sales	(57,242,366)	(77.0%)	(36,716,296)	(62.6%)
Gain on option and futures contracts	2,916,623	3.9%	1,659,862	2.8%

Gross profit	20,011,878	26.9	23,615,495	40.2%
Selling, general and administrative expenses	(2,431,695)	(3.3%)	(1,886,743)	(3.2%)

Operating income	17,580,183	23.6%	21,728,752	37.0%
Interest expense	(155,694)	(0.2%)	(516,920)	(0.9%)
Unrealized gain (loss) on securities	(3,967,500)	(5.3%)	6,754,766	11.5%
Interest and other income	618,625	0.8%	382,629	0.7%

Income before equity in net income of affiliate	14,075,614	18.9%	28,349,227	48.3%

Equity in net income of affiliate	—	0.0%	20,596	0.1%

Net income	$14,075,614	18.9%	$28,369,823	48.4%

Sales and Revenues

The Company’s sales and revenues are divided into three main categories including ethanol sales, distillers grain sales and energy production credits. For the years ended December 31, 2007 and 2006, ethanol sales comprised 81.1% and 82.8%, respectively, of total net sales. Distillers grain sales comprised 15.1% and 12.3% of the Company’s total net sales for the years ended December 31, 2007 and 2006, respectively; while energy production credits make up the remaining 3.8% and 4.8% of the Company’s total net sales for 2007 and 2006, respectively.

Net sales for the year ended December 31, 2007 increased by approximately $15.7 million, or 26.7% over the prior year. This increase in net sales in 2007 compared to 2006 is largely a result of increased production of ethanol coupled with higher sales prices for ethanol and distillers grains. Ethanol sales increased approximately $11.7 million coupled with a distillers grain sales increase of approximately $4 million. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for calendar year 2007 increased by 24.0% over the prior year. This is primarily due to an increase of 9.4% in the average price received per gallon for 2007 over 2006 coupled with an increase of 12.4% in the number of gallons sold. This increase in the number of gallons sold was largely due to the additional ethanol produced by the plant expansion while it was being tested and brought up to speed in December 2007.

The vast majority of ethanol sold during 2007 was sold pursuant to forward contracts. At December 31, 2007, the Company had forward contracts for the sale of approximately 1.3 million gallons of ethanol with fixed prices ranging from $1.45 to $1.61 per gallon to be delivered from January through June 2008.

Distillers Grain Sales

Sales of distillers grain increased by approximately $4 million, or 55.2% for 2007 compared to 2006. Since the price of distillers grain has a close relationship to the price of corn, this increase in distillers grain sales largely resulted from the increase in corn prices. The

Company’s average price of corn purchased increased by approximately 57% for 2007 compared to 2006. By comparison, the Company’s average sales price per ton of distillers grain increased by approximately 35.7% from 2006 to 2007. This increase, along with an approximate 14.5% increase in the number of tons of distillers grain sold, accounted for the Company’s increase in distillers grain sales.

Energy Production Credits

Net sales included approximately $2.8 million of energy production credits for the year ended December 31, 2007 and 2006. Credits from the State of Nebraska remained relatively consistent for 2007 compared to 2006. Except for a small adjustment for federal credits in 2006, energy production credits for 2007 and 2006 are derived entirely from the State of Nebraska. The Company’s net income for 2007 without the energy production credits included in net sales would have been approximately $11.3 million (compared to actual net income of approximately $14.1 million).

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

Gain on Option and Futures Contracts

The Company’s net income for the year ended December 31, 2007, included net realized gains on option and futures contracts in the approximate amount of $2.9 million. This amount consists of a gain on contracts on corn of approximately $5 million, partially offset by a loss of approximately $2.1 million on unleaded gas contracts. The Company also reported a gain of $2,720 on natural gas contracts during 2007. Market conditions during 2007 were favorable for the Company’s option and futures contracts on corn but unfavorable for contracts on unleaded gas.

For 2006, the Company reported a gain on option and futures contracts in the approximate amount of $1.7 million comprised solely by corn hedging. This gain generally resulted from rising corn prices during the year.

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, in the past 24 months, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has occasionally taken hedging positions in unleaded gas futures and options markets.

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

On April 26, 2007, the Company terminated its agreement with Husker Trading, Inc. and retained J.E. Meuret Grain Co., Inc., to exclusively procure for the Company its corn needs for the operation of the Company’s original plant as well as the plant expansion. See Note 13 to the Company’s financial statements included below for additional information regarding the Company’s corn procurement agreement with J.E. Meuret Grain Co., Inc.

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not enter into any option and futures contracts on natural gas during 2006 or the first half of 2007. However, the Company did purchase several contracts on natural gas during the second half of 2007 but had no such options outstanding on December 31, 2007. During March 2007, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2008, and the Company expects to renew its participation through March 2009. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

During the past two years, a relatively small percentage of the Company’s forward contracts for the sale of ethanol were priced as “gas-plus” contracts where the Company receives a price per gallon of ethanol sold equal to the then average unleaded gas price per gallon plus a fixed amount. Since unleaded gas prices fluctuate, decreases in gasoline prices cause the Company’s revenues on these gas-plus contracts to decrease. Therefore, as part of its hedging strategy, the Company began purchasing option and futures contracts on unleaded gas for the first time in January 2005.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. Largely due to increased corn costs, the Company’s cost of sales increased substantially, both in terms of real dollars and as a percentage of total sales, in 2007 over 2006. For the years ended December 31, 2007 and 2006, the Company’s cost of sales, as a percentage of total net sales, was 77.0% and 62.6%, respectively. In actual dollars, cost of sales, excluding any gain on option and futures contracts, increased by 55.9% or $20.5 million in 2007 compared to 2006. Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant.

Corn costs comprised 68.1% and 59.5% of total cost of sales for the years ended December 31, 2007 and 2006 respectively. Natural gas and the denaturant made up 14.3% and 19.7% of cost of sales for the years of 2007 and 2006, respectively.

The Company’s total 2007 corn purchases increased by over $17.1 million from the prior year, an increase of approximately 78.6%. This increase is largely derived from an increase of over 57% in the Company’s average price of corn, coupled with an approximate 16.9% increase in the number of bushels used in the Company’s production during 2007 over the prior year. Because of increasing corn prices, the Company’s average price of corn purchased during 2007 was $3.44 per bushel compared to $2.19 per bushel in 2006. The increase in the amount of corn used in production during 2007 compared to 2006 was due in part to the start-up of the plant expansion in December 2007. In addition, there was an increase of nearly $1.2 million in natural gas costs due to increased energy costs along with costs associated with the start-up and testing of the plant expansion in December 2007.

Overall the cost to produce a gallon of ethanol in 2007 increased by over 39% from 2006. With the price of corn at historical levels, Husker Ag expects to continue to experience relatively high production costs at least through the first half of 2008. Thereafter, because the Company’s cost of sales is so dependent upon the corn and gas markets, Husker Ag’s cost of production will largely depend upon what happens in the corn market, and to a lesser degree, what happens in the gas market. See section entitled “Risk Factors” above.

Selling, General and Administrative Expenses

For the years ended December 31, 2007 and 2006, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.4% for each year. In actual dollars, the Company’s selling, general and administrative expenses increased by over $545,000 or 28.9% for 2007 compared to 2006. This large increase was partially due to the Company’s engagement of an independent consulting firm that is performing a review and assessment of the Company’s internal controls in connection with Sarbanes Oxley Act requirements and to otherwise strengthen Husker Ag’s internal controls. In addition, Husker Ag incurred some nonrecurring administrative expenses in 2007 due to the plant expansion project. Given the expected increase in sales from the plant expansion, Husker Ag anticipates that it will incur some economies of scale on its selling, general and administrative expenses which should decrease significantly from prior years as a percentage of the Company’s net sales. However, depending on the results of the Company’s deregistration process (see “General Developments” above), the Company may continue to incur additional expenditures for Sarbanes Oxley compliance.

Interest and Other Income and Unrealized Gain/Loss on Securities

Interest and other income for the year ended December 31, 2007, largely consisted of approximately $553,000 of interest income, an unrealized loss on securities of approximately $4 million, and $66,350 of other income. For the year ended December 31, 2006, the Company had interest income of approximately $366,000, an unrealized gain on securities of approximately $6.8 million and other income of approximately $17,000. Interest income was slightly higher in 2007 primarily due to higher interest rates, and the Company’s investment of some of its available cash in short-term certificates of deposit.

During 2007, the unrealized loss on securities of approximately $4 million is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment.

Interest Expense

The Company incurred approximately $1,248,000 of interest costs during 2007. However, since the Company capitalized most of this interest during the construction of the plant expansion project, the Company reported only $156,000 in interest expense for 2007. See the financial statements and specifically Note 1 for additional information. This compared to total interest incurred in the approximate amount of $802,000 for 2006. Therefore, the Company’s interest costs actually increased by approximately $446,000 due to significant draws on the Construction Loan during 2007. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Equity in Net Income of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Val-E Ethanol, LLC is a Fagen/ICM 45 million gallon ethanol plant in Ord, Nebraska. Husker Ag reported a gain of $20,596 from its affiliate in 2006.

See “General Developments” under Item 1 above for a description of the Company’s exchange of its interest in Val-E Ethanol, LLC for 3,000,000 shares of common stock in US BioEnergy Corporation in May 2006 (later converted to 750,000 shares pursuant to a 1 for 4 reverse stock split). As a result of this exchange, the Company did not report any income from this affiliate after May 2006.

Net Income

Net income for Husker Ag for 2007 was approximately $14.1 million, consisting mostly of income from operations of approximately $17.6 million, along with approximately $66,000 of other income and $553,000 of interest income, and offset by approximately $4 million of unrealized loss on securities and $156,000 of interest expense. Income from operations for 2007 included an approximate $2.9 million gain on option and futures contracts.

By comparison, the Company experienced net income for 2006 in the approximate amount of $28.4 million, largely due to income from operations of approximately $21.7 million, and approximately $17,000 of other income, an unrealized gain on securities of approximately $6.8 million and $366,000 of interest income partially offset by interest expense in the approximate amount of $517,000. Income from operations for 2006 included an approximate $1.6 million gain on option and futures contracts.

For the reasons set forth above, the Company’s net income for 2007 was approximately $14.3 million less than in 2006.

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

	2006		2005
Sales and revenues	$58,671,929	100.0%	$47,224,468	100.0%
Cost of sales	(36,716,296)	(62.6%)	(32,692,390)	(69.2%)
Gain (loss) on option and futures contracts	1,659,862	2.8%	(1,807,964)	(3.8%)

Gross profit	23,615,495	40.2%	12,724,114	27.0%
Selling, general and administrative expenses	(1,886,743)	(3.2%)	(2,266,188)	(4.8%)

Operating income	21,728,752	37.0%	10,457,926	22.2%
Interest expense	(516,920)	(0.9%)	(668,533)	(1.4%)
Unrealized gain on securities	6,754,766	11.5%	-0-	0.0%
Interest and other income	382,629	0.7%	328,406	0.7%

Income before equity in net income (loss) of affiliate	28,349,227	48.3%	10,117,799	21.5%

Equity in net income (loss) of affiliate	20,596	0.1%	(25,362)	(0.1%)

Net income	$28,369,823	48.4%	$10,092,437	21.4%

Sales and Revenues

The Company’s sales and revenues are divided into three main categories including ethanol sales, distillers grain sales and energy production credits. For the years ended December 31, 2006 and 2005, ethanol sales comprised 82.9% and 81.1%, respectively, of total net sales. Distillers grain sales comprised 12.3% and 12.9% of the Company’s total net sales for the years ended December 31, 2006 and 2005, respectively; while energy production credits make up the remaining 4.8% and 6.0% of the Company’s total net sales for 2006 and 2005, respectively.

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

The Company’s net income for the year ended December 31, 2006 without the energy production credits included in net sales would have been approximately $25.5 million (compared to actual net income of approximately $28.4 million). Nebraska credits are discussed in additional detail above.

Gain/Loss on Option and Futures Contracts

The Company’s net income for 2006 included net realized gains on option and futures contracts in the approximate amount of $1.7 million. Contracts on unleaded gas created approximately $26,000 of this gain, with the balance coming from corn contracts. Market conditions for corn during 2006 were very favorable for the Company’s option and futures contracts creating the majority of this gain.

For 2005, the Company reported a loss on option and futures contracts in the approximate amount of $1.8 million. This amount consists of a loss on contracts corn of approximately $1.5 million and a loss of approximately $297,000 on natural and unleaded gas contracts.

Cost of Sales

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

The primary reason for this increase in cost of sales was due to a 10.4% increase in ethanol production in 2006 compared to 2005. Corn costs increased approximately $2.3 million due to increased production and an approximate 9.0% increase in the average price in corn. Natural gas increased $415,000 due to increased production and an approximate 2% increase in the average price of natural gas. Denaturant costs increased approximately $806,000 also due to an increase in production coupled with an increase in prices during the year.

Selling, General and Administrative Expenses

For 2006 and 2005, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 3.4% and 5.1%, respectively. In actual dollars, the Company’s selling, general and administrative expenses decreased by approximately $379,000 or 16.7% for 2006 compared to 2005. The Company’s selling, general and administrative expenses in 2005 included large non-recurring expenses in 2005 including (i) the Company’s refinancing of its long term debt in February, 2005 which resulted in prepayment penalties in the amount of approximately $310,000; and (ii) the write-off of the Company’s remaining unamortized debt origination costs from its initial financing with Stearns Bank in the approximate amount of $562,000 which were being amortized over the life of the original loan. After accounting for these expenses, the Company’s selling, general and administrative expenses for 2006 increased from 2005, generally corresponding to an increase in the Company’s net sales.

Interest and Other Income; and Unrealized Gain on Securities

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

Equity in Net Income/Loss of Affiliate

In December 2005, the Company purchased a 24.1% membership interest in Val-E Ethanol, LLC’s equity. Husker Ag reported income of $20,596 from its affiliate in 2006, compared to a loss of $25,362 in 2005. The Company’s investment in this affiliate is described above it this Item 7, under the section entitled “Results of Operations for the years ended December 31, 2007 and 2006”.

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

Ethanol demand in the U.S. in 2007 exceeded production. The shortfall in 2007 was filled by imports from other countries, principally Brazil. At the end of 2007, U.S. production capacity was approximately 7.9 billion gallons annually. According to the RFA, another 4.0 billion gallons of production capacity was under construction at year-end.

While the expansion of the RFS by the Energy Act of 2007 will help create a government mandated demand, it is possible that total ethanol production capacity in the U.S. will be in excess of 10.5 billion gallons annually by the end of 2008, which is the amount of the RFS required in 2009. At some point in the future, this additional capacity may cause supply to exceed demand. If additional demand for ethanol is not created, the excess supply may cause ethanol prices to decrease, perhaps substantially. In that case, the Company’s revenues would decrease accordingly.

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

Government supports

As discussed above, current federal law is favorable to ethanol, and there appears to be a positive trend for the ethanol industry from the federal government. Recent federal legislation has benefited the ethanol industry. For example, as noted above in Item 1, the Renewable Fuels Standard (“RFS”) established by the Energy Policy Act of 2005, and expanded by the Energy Independence and Security Act of 2007, mandates that fuel refiners use a certain minimum amount of renewable fuels which will rise to 15.0 billion gallons of conventional biofuel (including corn-based ethanol) by 2015. In addition, ethanol benefits significantly from an excise tax credit of $0.51 per ethanol gallon. This excise tax credit provides incentives for blenders and refiners to blend ethanol with gasoline.

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

The USDA estimated that over 13 billion bushels of corn were harvested in 2007, the largest harvest on record. Despite the large 2007 corn crop, corn prices continued at historic highs. Corn prices have risen at least partially due to additional demand from the ethanol industry. Corn prices may remain at historically high prices

Management expects corn prices to remain at historical high levels for the first half of 2008. After that corn prices will be largely dependent on the corn crop grown during the summer of 2008. While the Company expects another large number of corn acres in 2008, any production shortfall during the 2008 growing season will create increased price volatility and will result in increased corn costs which would increase the Company’s cost to produce ethanol.

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

Natural Gas

Natural gas is an important input in the Company’s production process. Husker Ag uses natural gas to dry its distillers grains. As discussed above, the Company currently dries nearly all of its distillers grain to a level of approximately 50% moisture (modified wet grain). Upon completion of the plant expansion project, the Company now produces roughly 150% more distillers grain than its prior production. In order to continue to market this extra product, the Company may be forced to dry some of its distillers grain to 10% moisture (dried distillers grain) to allow for storage and transportation over longer distances.

Natural gas prices continue to fluctuate and could again increase significantly as a result of actual or perceived shortages in supply. In addition, in order to ensure adequate supplies of natural gas for the plant expansion project, Husker Ag will be required to contribute to cost of the infrastructure necessary to deliver the new natural gas capacity to the Plainview area. See Risk Factors above under Item 1A for a discussion of Husker Ag’s Precedent Agreement with Kinder Morgan requesting additional capacity of natural gas. While the Company believes Kinder Morgan will proceed with the new pipeline as planned, there is no guarantee that Kinder Morgan will construct the necessary pipeline and additional infrastructure necessary to deliver the necessary additional firm capacity to the Company’s plant site. If Kinder Morgan does not proceed with its capacity expansion project, Husker Ag may be forced to consider alternatives for its long term natural gas needs.

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

Prior to our expansion, our current natural gas usage was approximately 54,000 MMBtus per month. With the completion of the plant expansion, Husker Ag’s natural gas usage is expected to be approximately 152,000 MMBtus per month.

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

Expansion

Husker Ag recently expanded its capacity at its existing site by approximately 40 million gallons of capacity, an increase of nearly 150% from the Company’s former production capacity. The timing of this expansion, and the terms of the Company’s financing may all have a material affect on Husker Ag’s results of operations. For a discussion of the plant expansion project, see “General Developments” above under Item 1 of this Form 10-K. While this expansion may allow the Company to better market its ethanol and distillers grain, the expansion will also significantly increase the Company’s need for inputs such as corn and natural gas.

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

Liquidity and Capital Resources

The Company’s liquidity and capital resources continue to be affected by our plant expansion project which is discussed in detail above. See “General Developments” above under Item 1 of this Form 10-K for further discussion on this expansion.

As of December 31, 2007, the Company had current assets of approximately $35.3 million, including cash and cash equivalents of approximately $4.8 million and the Company had total assets of approximately $114.2 million. As of December 31, 2007, the Company had current liabilities totaling approximately $14.2 million. As of December 31, 2007, the Company’s ratio of current assets to current liabilities was 2.48 to one, compared to 2.45 to one as of December 31, 2006.

As of December 31, 2007, the Company had total members’ equity of approximately $70.6 million, or $2,342.52 per unit. In terms of total members’ equity, this represents an increase of 54.4% when compared to total members’ equity of approximately $45.7 million as of December 31, 2006. However, because of the additional membership units issued in January 2007, members’ equity on a per unit basis decreased by approximately 21.5% when compared to members’ equity of $2,984.25 per unit as of December 31, 2006. For further comparison, total members’ equity was approximately $24.6 million, or $1,607.19 per unit as of December 31, 2005. Members’ equity increased by approximately $24.9 million during 2007 due to net income for the period in the approximate amount of $14.1 million, issuance of additional units for $14.8 million offset by distributions declared and paid in the approximate amount of $3.9 million.

Cash Flow from Operating Activities. The operating activities of Husker Ag for 2007 generated approximately $10.1 million of net cash flow. The net cash from operating activities includes, among several other material items, net income in the approximate amount of $14.1 million. By comparison, the operating activities of Husker Ag for the year ended December 31, 2006, generated approximately $21.1 million of net cash flow, which was primarily derived from net income from operations in the approximate amount of $28.4 million.

Cash Flow from Investing Activities. During the year ended December 31, 2007, net cash used for investing activities totaled approximately $45.1 million which included approximately $41.9 million to purchase property and equipment, $4 million to purchase certificates of deposit and $1.3 million for sales tax on equipment subject to refund. These payments were offset by a couple items which primarily included approximately $2 million received from the sale of certificates of deposit. This use of cash in 2007 for investing activities compares to approximately $15 million of cash used for investing activities for the year ended December 31, 2006, which primarily consisted of $11.7 million to purchase property and equipment, $4.5 million to payoff the subscription payable for an interest in Val-E Ethanol and $2.5 million to purchase certificates of deposit. These payments were offset by $4.1 million received from the sale of certificates of deposit.

Cash Flow from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2007, totaled approximately $34.3 million, consisting primarily of loan proceeds in the approximate amount of $26.1 million for the plant expansion and $14.8 million from the completion of the rights offering. These receipts were offset by various payments including distributions paid to members ($3,916,900) and net payments on long-term debt including debt origination costs ($2,548,476). This compares to the net cash used for financing activities for the year ended December 31, 2006, in the approximate amount of $5.7 million, consisting primarily of distributions paid to members ($7,276,050) and payments on the construction loan and other long-term debt including debt origination costs ($2,908,383) offset by proceeds from long term debt refinancing of $4.5 million for the Val-E Ethanol investment.

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

Since that date, Union Bank has been the Company’s primary and sole lender. On December 31, 2007, in addition to the plant expansion loan discussed below, the Company had the following outstanding loan obligations with Union Bank:

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

2. Val-E Loan – single advance term loan in the amount of $4,500,000. On December 28, 2005, Husker Ag executed a new Commercial Loan Agreement and related promissory note with Union Bank for a single advance term loan in the amount of $4,500,000 (the “Val-E Loan”). This Val-E Loan provided Husker Ag the funds necessary to purchase a 24.1% equity interest in Val-E Ethanol, LLC. See “General Developments” above under Item 1 for further discussion on this investment including an update on the Company’s exchange of this investment for an investment in another company. The proceeds from the Val-E Loan were wired to Husker Ag on or about January 4, 2006. This term note is amortized over a sixty (60) month period commencing February 4, 2006, with a final maturity date of January 4, 2011. The interest rate is fixed at 6.85% per year for the term of the note. On January 31, 2006, Husker Ag used the proceeds from this term loan for the balance of its purchase of its membership interest in Val-E Ethanol, LLC; the Company had also paid $1,500,000 of its own cash for this investment.

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

Letter of Credit. On August 9, 2007, Husker Ag provided a natural gas transporter with a letter of credit issued by Union Bank in the amount of $646,680 to secure the Company’s commitment to enter into a 10-year agreement for natural gas to be used for the plant expansion. Husker Ag’s total commitment includes its share of the transporter’s cost to construct the capacity expansion necessary to secure firm transportation for the Company’s anticipated future natural gas needs. See “Risk Factors” above. On January 15, 2008, this letter of credit automatically increased to $3,233,400. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the maximum amount of the letter of credit. Therefore, this letter of credit will limit the Company’s ability to pay distributions to the extent the Company’s cash is maintained at the bank to secure it.

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

Loan Covenants. Each of these Commercial Loan Agreements with Union Bank require lender approval prior to making distributions to Husker Ag members in excess of 36% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 36% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from Union Bank for any capital improvements in excess of $700,000 for 2008; such capital improvement limit may be amended annually with the approval of Union Bank. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (“debt coverage ratio” is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

While these loan terms and covenants remain in effect, the Company will be subject to additional terms and more restrictive loan covenants pursuant to its Credit Agreement with Union Bank signed on January 5, 2007, for purposes of financing the plant expansion project. Those terms and covenants are explained in detail below. As explained below, some of these terms and covenants are effective as of January 5, 2007, while others are not effective as of December 20, 2007 with the “substantial completion” of the plant expansion, as this is defined in the Credit Agreement and per agreement between Husker Ag and Union Bank.

When the Company paid the cash distribution of $2,109,100 to its members on April 3, 2007, Husker Ag was in noncompliance with one of its loan covenants with Union Bank. This distribution amounted to approximately 40% of Husker Ag’s year-to-date net income, which was in excess of the 35% distribution guideline in the Company’s loan covenants. On May 7, 2007, Union Bank notified the Company that while it would not waive the covenant, the bank would not take any action for this violation. Husker Ag was back in compliance with this loan covenant before the end of April 2007. As of December 31, 2007, the Company was in compliance with all of its loan covenants with Union Bank.

Plant Expansion Loan. On January 5, 2007, the Company signed a Credit Agreement with Union Bank, whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. See “General Developments” above under Item 1 for information regarding the plant expansion project. As of December 31, 2007, Husker Ag had borrowed $26,102,780 from Union Bank pursuant to this Credit Agreement.

On January 5, 2007, the Company had the following loan commitments with Union Bank pursuant to the Credit Agreement and the resultant promissory notes:

1. Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction were available under the Construction Loan until substantial completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. Union Bank and Husker Ag agreed that for purposed of this financing, substantial completion was as of December 20, 2007. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following substantial completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. As of December 31, 2007, the Company had borrowed $23,059,987 under this Construction Loan.

2. Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below. As of December 31, 2007, the Company had borrowed $3,042,793 under this Revolving Loan.

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

Additional material terms of the debt financing from Union Bank are as follows:

Interest Rate. The Credit Agreement provides for the same interest rate for both loans. Until the first principal payment is due under the Construction Loan (six months after substantial completion), each of the loans will accrue interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted monthly. As of December 31, 2007, the rate on each of the loans was 8.236%.

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

Off-Balance Sheet Arrangements

At December 31, 2007, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations. However, other off-balance sheet arrangements are disclosed in Notes 3 and 5 to the Company’s audited financial statements.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2007:

Payments Due By Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-Term debt, including current maturities(1)	$43,759,187	$7,177,998	$15,274,811	$11,129,440	$10,176,938
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(2)	$11,309,870	1,602,140	3,035,295	2,373,035	4,299,400
Purchase Obligations(3)	$22,392,200	20,855,445	1,309,655	227,100	—
Other Long-Term Liabilities	—	—	—	—	—
TOTALS	$77,461,257	$29,635,583	$19,619,761	$13,729,575	$14,476,338

(1)

– Amounts represent principal payments and interest due under our loans with Union Bank. Subject to change if there are free cash flow payments required, and for changes to variable loan interest rates.

(2)	– Operating lease obligations consist of railcar leases.
(3)

– Purchase obligations include agreements to purchase corn. These agreements are legally binding and specify all significant terms including quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of the transactions for our plant.

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

Investments

The Company’s securities investments that are bought and held for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity.

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

As of December 31, 2007, the Company only owned option or futures contracts for the purpose of hedging corn, unleaded gas and ethanol. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases as discussed further below.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at December 31, 2007, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $1.85 million.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of December 31, 2007, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $8,238,901. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

With the completion of the plant expansion, the Company estimates that its expected corn usage is approximately twenty six million bushels per year for the production of approximately 70 million gallons of ethanol. As of December 31, 2007, Husker Ag had approximately 21.3% of its expected corn usage for 2008 protected by cash purchase contracts through December 2008. In addition, as of December 31, 2007, Husker Ag had cash, futures, and option contract price protection in place for approximately 51.6% of the Company’s expected corn usage through December 2008. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

To help manage the Company’s natural gas price risk, the Company is participating in the management procurement fund with Cornerstone Energy. This fund is a diversified portfolio fund program for the purpose of assisting Husker Ag in managing price volatility. It is intended to enable Husker Ag to purchase natural gas with a commodity price based upon a combination of fixed and variable pricing options. In March 2008, the Company renewed its agreement with Cornerstone Energy through March 2010.

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of December 31, 2007, the Company had forward contracts in place for the sale of approximately 1,276,000 gallons of ethanol to be delivered through June 2008. Husker Ag may continue to sell ethanol into 2008 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” above for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas and ethanol to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s outstanding gas-plus forward contracts for the sale of ethanol. It did have option contracts on unleaded gas and ethanol outstanding at December 31, 2007. As of December 31, 2007, the fair value of the Company’s derivative instruments for ethanol and unleaded contracts is a net liability in the amount of $2,123,712.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of December 31, 2007, Husker Ag has approximately $34.3 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’ primary note with Union Bank, approximately $5.9 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the remaining debt in the approximate amount of $3 million as of December 31, 2007, has a fixed interest rate of 6.85% through January 2011.

On January 5, 2007, Husker Ag entered into a Credit Agreement with Union Bank for a maximum loan balance of $35 million to help finance the plant expansion. On December 31, 2007, the Company had approximately $23 million outstanding on its Construction Loan, and approximately $3 million outstanding on the Revolving Loan related to the construction. Until the first principal payment is due on these loans (expected to be in the second quarter of 2008), each of the construction loans will accrue interest at the one month

LIBOR plus 3.00% adjusted monthly. The rate for each of these loans at December 31, 2007 was 8.263%. Subject to performance pricing described above, when the first principal payment is due, each of these debts will accrue interest at the three month LIBOR plus 3.00% adjusted monthly. However, when payments are scheduled to begin on this debt, Husker Ag may select a fixed interest rate for all or a portion of this debt on the Federal Home Loan Bank 3-year or 5-year advanced rate plus 3.00%. The Company will make this decision based upon market conditions at the time. As of March 14, 2008, the Company had outstanding borrowings of $25 million under the Construction Loan and $4.2 million under the Revolving Loan, with a resultant interest rate on these loans for the month of March 2008 was 6.1194%.

Husker Ag manages its interest rate risk by monitoring the effects of market changes on interest rates and using fixed rate debt when appropriate. In February 2005, the Company refinanced its variable rate debt with the aforementioned loan with a fixed rate for five years. See “Liquidity and Capital Resources” above under Item 7 of this Form 10-K for additional information regarding the Company’s debt.

[Remainder of page intentionally left blank.]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Husker Ag, LLC

December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm – Eide Bailly LLP

To the Board of Directors, Audit Committee and

Members of Husker Ag, LLC

Plainview, Nebraska

We have audited the accompanying balance sheets of Husker Ag, LLC as of December 31, 2007 and 2006, and the related statements of income, members’ equity, and cash flows for the years then ended. Husker Ag, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Husker Ag, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
March 31, 2008

Report of Independent Registered Public Accounting Firm – BKD LLP

Audit Committee, Board of Directors

and Members

Husker Ag, LLC

Plainview, Nebraska

We have audited the accompanying statements of income, members’ equity and cash flows of Husker Ag, LLC for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Husker Ag, LLC for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Lincoln, Nebraska
February 1, 2006

Husker Ag, LLC

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Current Assets
Cash	$503,951	$2,805,489
Restricted cash	1,452,316	841,643
Short term investments	2,882,617	—
Repurchase agreement	—	1,884,890

Total cash and cash equivalents	4,838,884	5,532,022
Certificates of deposit - restricted	2,000,000	—
Accounts receivable - Trade	6,905,507	1,533,573
Inventories	3,965,644	1,083,518
Trading securities	8,782,500	12,750,000
Margin account	265,125	—
Option and futures contracts	7,976,495	1,888,405
Prepaid expenses	576,456	545,767

Total current assets	35,310,611	23,333,285

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	85,548,776	31,696,731
Other equipment	1,138,858	607,865
Office building	298,675	215,673
Vehicles	202,044	111,905
Construction in progress	903,465	12,059,939

	88,176,136	44,776,431
Less accumulated depreciation	11,246,527	8,446,383

	76,929,609	36,330,048

Investments	298,637	294,905

Other Assets
Debt origination costs, net of accumulated amortization; December 31, 2007 - $47,870 and 2006 - $10,523	317,975	29,133
Sales tax receivable – long term	1,297,433	—
Deposit on construction	73,572	3,548,382

	$114,227,837	$63,535,753

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$5,952,204	$5,860,948
Current maturities of long-term debt	5,126,729	2,336,651
Retainage payable	24,300	487,694
Margin account	263,671	330,439
Option and futures contracts	1,862,761	—
Accrued property taxes	242,071	255,852
Accrued expenses	755,519	221,228

Total current liabilities	14,227,255	9,492,812

Long-term Debt	29,420,581	8,330,165

Members’ Equity – 30,130 and 15,318 Units	70,580,001	45,712,776

	$114,227,837	$63,535,753

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net Sales
Ethanol sales	$60,319,917	$48,631,745	$38,319,167
Distillers grain sales	11,205,204	7,219,899	6,100,110
Energy production credits	2,812,500	2,820,285	2,805,191

	74,337,621	58,671,929	47,224,468

Cost of Sales	51,181,518	32,846,135	29,775,868
Cost of Sales-Related Parties	6,060,848	3,870,161	2,916,522

Loss (Gain) on Option and Futures Contracts	(2,916,623)	(1,659,862)	1,807,964

Total Cost of Sales	54,325,743	35,056,434	34,500,354

Gross Profit	20,011,878	23,615,495	12,724,114
Selling, General and Administrative Expenses	2,431,695	1,886,743	2,266,188

Income from Operations	17,580,183	21,728,752	10,457,926

Other Income (Expense)
Other income	66,350	16,669	118,205
Unrealized gain (loss) on securities	(3,967,500)	6,754,766	—
Loss on sale of fixed assets	(436)	—	—
Interest expense	(155,694)	(516,920)	(668,533)
Interest income	552,711	365,960	210,201

	(3,504,569)	6,620,475	(340,127)

Income before Equity in Net Income of Affiliate	14,075,614	28,349,227	10,117,799

Equity in Net Income of Affiliate	—	20,596	(25,362)

Net Income	$14,075,614	$28,369,823	$10,092,437

Basic Earnings Per Membership Unit	$474.18	$1,852.06	$658.86

Weighted Average Units Outstanding	29,684	15,318	15,318

Distributions Declared Per Membership Unit	$130	$475	$450

See Notes to Financial Statements

Husker Ag, LLC

Statements of Members’ Equity

Years Ended December 31, 2007, 2006 and 2005

	Membership Units		Accumulated Earnings	Members’ Equity
	Number	Amount
Balance, January 1, 2005	15,318	$14,531,162	$6,888,504	$21,419,666

Distributions declared, $450 per membership unit	—	—	(6,893,100)	(6,893,100)
Net Income	—	—	10,092,437	10,092,437

Balance, December 31, 2005	15,318	14,531,162	10,087,841	24,619,003

Distributions declared, $475 per membership unit	—	—	(7,276,050)	(7,276,050)
Net Income	—	—	28,369,823	28,369,823

Balance, December 31, 2006	15,318	14,531,162	31,181,614	45,712,776

Member contributions from private offering, net of offering costs of $103,489	14,812	14,708,511	—	14,708,511
Distributions declared, $130 per membership unit	—	—	(3,916,900)	(3,916,900)
Net Income	—	—	14,075,614	14,075,614

Balance, December 31, 2007	30,130	$29,239,673	$41,340,328	$70,580,001

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating Activities
Net income	$14,075,614	$28,369,823	$10,092,437
Items not requiring (providing) cash
Depreciation and amortization expense	2,838,096	2,307,617	2,245,772
Write-off of debt origination costs	—	—	562,442
Loss (gain) on sale of property and equipment	436	—	(819)
Unrealized loss (gain) on trading securities	3,967,500	(6,754,766)	—
Equity in net income of affiliate	—	(20,596)	25,362
Interest earned on certificates of deposit	(23,046)	(53,727)	(25,589)
Loss (gain) on option and futures contracts	(2,916,623)	(1,659,862)	(120,188)
Changes in
Accounts receivable	(5,371,935)	(779,043)	(281,228)
Inventories	(2,882,126)	(330,115)	918,207
Margin account	(1,640,600)	242,299	48,328
Prepaid expenses and other	(43,903)	(269,212)	22,582
Accounts payable and accrued expenses	2,095,630	26,321	(567,343)
Deferred revenue	—	—	(538,477)

Net cash provided by operating activities	10,099,043	21,078,739	12,381,486

Investing Activities
Purchase of certificates of deposit	(4,000,000)	(2,500,000)	(1,500,000)
Purchase of treasury note	—	(243,364)	—
Purchase of captive insurance investment	—	(51,541)	—
Proceeds from sale of certificates of deposit	2,032,528	4,079,316	—
Proceeds from sales tax refund on equipment	—	—	345,218
Payments of sales tax on equipment subject to refund	(1,297,433)	—	—
Proceeds from sale of property and equipment	1,500	—	9,000
Payments for purchase of investment in affiliate	—	(4,500,000)	(1,500,000)
Purchases of property and equipment and deposit	(41,874,692)	(11,774,477)	(804,515)

Net cash used in investing activities	(45,138,097)	(14,990,066)	(3,450,297)

Financing Activities
Issuance of long-term debt	26,102,781	4,500,000	10,000,000
Equity raised in rights offering	14,812,000	—	—
Rights offering costs	(103,489)	—	—
Payments on long-term debt	(2,222,287)	(2,908,383)	(17,031,948)
Payment of debt origination costs	(326,189)	—	(39,656)
Distributions paid	(3,916,900)	(7,276,050)	(8,424,900)

Net cash provided (used) in financing activities	34,345,916	(5,684,433)	(15,496,504)

Increase (Decrease) in Cash and Cash Equivalents	(693,138)	404,240	(6,565,315)

Cash and Cash Equivalents, Beginning of Period	5,532,022	5,127,782	11,693,097

Cash and Cash Equivalents, End of Period	$4,838,884	$5,532,022	$5,127,782

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows - Continued

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Supplemental Cash Flows Information
Accounts payable incurred for site development and construction in progress	$2,968,198	$4,915,454	$—
Subscription payable for investment in affiliate	$—	$—	$4,500,000
Interest paid (net of amount capitalized)	$—	$516,323	$683,613

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 27 million gallons. Construction began in 2001 and operations commenced in March 2003. After the completion in December 2007 of a 40 million gallon plant expansion described in Note 12, Husker Ag’s ethanol plants convert roughly 26 million bushels of corn into approximately 70 million gallons of ethanol per year. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 82% and 52% of trade accounts receivable as of December 31, 2007 and 2006, respectively. Substantially all ethanol sales are made to one broker.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash equivalents consisted primarily of a retail repurchase agreement and short-term institutional financial investment trusts.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at December 31, 2007 and 2006, the Company’s cash and certificate of deposit balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required by a bank to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in short-term institutional financial investment trusts at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Restricted cash is comprised of two letters of credit issued by Union Bank and Trust for Northeast Nebraska Public Power, $218,916, and Kinder Morgan, $1,233,400, for collateral security agreements. The certificates of deposit totaling $2,000,000 are also restricted by Kinder Morgan for collateral security agreement discussed further in Note 4 – Long term debt.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. As of December 31, 2007 and 2006, the Company believes all receivables are fully collectible. If necessary, the Company will provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due in 15 business days for preceding business week for ethanol and 15 days after the issuance of the invoice for distillers grain. Accounts that are unpaid after 30 days bear interest at 18% and are considered delinquent if past due over 120 days.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies-continued

Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was one account in delinquent status totaling $6,715. The account is still considered receivable as the Company is pursuing legal collection actions on this account.

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at December 31:

	2007	2006
Raw materials, enzymes and additives	$2,299,443	$706,872
Work-in-progress	879,316	247,788
Finished goods	786,885	128,858

	$3,965,644	$1,083,518

Other Assets

The deposit on construction amount was comprised of a $4,475,000 deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant (Note 12). Two million dollars was required at the time of signing the Letter of Intent, which was executed on April 4, 2006. An additional $2 million was required when the Company’s members approved the plant expansion project. The supermajority vote was obtained on June 26, 2006 at the 2006 Annual Meeting of Members and payment was remitted on June 28, 2006. The final deposit payment of $475,000 was made upon the signing of a Notice to Proceed dated October 15, 2006. Of this total deposit amount, $4,401,428 and $926,618 has been reclassified to capital asset accounts as a part of progress payments made to ICM, Inc as of December 31, 2007 and 2006, respectively.

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

Debt origination costs, net of accumulated amortization, amounted to $317,975 and $29,133 at December 31, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $37,346, $5,665 and $19,157 respectively.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies-continued

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

Investments

The Company’s securities investments that are bought and held for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Unrealized holding gains (losses) on such securities, which were reported on the Company’s income statement during 2007 and 2006 were $(3,967,500) and $6,754,766 respectively.

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

Investments in securities are summarized as follows at December 31, 2007:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$2,787,266	$—	$8,782,500

Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	3,732	2,904	—	250,000
Available-for-sale	51,541	—	—	—	51,541

	$6,290,139	$3,732	$2,790,170	$—	$9,084,041

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies-continued

Investments in securities are summarized as follows at December 31, 2006:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$6,754,766	$—	$12,750,000

Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	3,378	3,258	—	250,000
Available-for-sale	51,541	—	—	—	51,541

	$6,290,139	$3,378	$6,758,024	$—	$13,051,541

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

The Company purchased a United States Treasury Note on December 15, 2006 with a face value of $250,000 that has been pledged to the Tobacco and Trade Bureau as collateral for the ATF bond for plant operations. The Treasury note has been released by the Tobacco and Trade Bureau and is held at Union Bank and Trust as of December 13, 2007. The Treasury note matures on January 15, 2009 and bears interest at a fixed rate of 3.25%.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies-continued

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

The Company capitalized interest costs as a component of construction in progress, based on weighted-average rates for borrowing. Total interest incurred each year was:

	2007	2006	2005
Interest costs capitalized	$1,091,722	284,734	—
Interest costs charged to expense	155,694	516,920	668,533

Total interest incurred	$1,247,416	801,654	668,533

It is the Company’s accounting policy to capitalize interest on capital expenditures. In accordance with this policy for the year ended December 31, 2007 and 2006, $1,091,722 and $284,734 of interest has been capitalized using the Company’s average interest rate and has been included on the balance sheet in the Construction in progress account or the project’s capital related accounts.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1:	Nature of Operations and Summary of Significant Accounting Policies-continued

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

Shipping and Handling

Shipping and handling expenses are being accounted for in cost of goods sold on the income statement in accordance with the Company’s accounting policies.

Note 2:	Members’ Equity

In November 2007, the Board of Directors declared a cash distribution of $60 per membership unit to all members of record as of December 1, 2007. The total distribution of $1,807,800 was paid to the members on December 14, 2007.

On March 27, 2007, the Board of Directors declared a cash distribution of $70 per membership unit to all members of record as of April 1, 2007. The total distribution of $2,109,100 was approved by the Company’s lender on March 28, 2007 and was paid to the members April 3, 2007.

On January 12, 2007, 14,812 units were issued pursuant to the close of a rights offering, which is discussed further in Note 7, totaling $14,812,000 in contributions. This was offset by offering costs of $103,489.

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

In March 2006, the Company’s Board of Directors declared a cash distribution of $150 per membership unit to all members of record as of April 1, 2006 payable on April 20, 2006. The total distribution in the amount of $2,297,700 was recorded by the Company as of March 31, 2006 by a charge to members’ equity.

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

The Board of Directors will not approve transfers if the Board determines the transfer would cause the Company to be treated as a “publicly trader partnership.” Any transfers of membership units in violation of the publicly traded partnership rules or without the prior consent of the Board of Directors will be null and void.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 3:	Commitments and Related Parties

At December 31, 2007, the Company had entered into agreements to purchase 6,019,943 bushels of corn at an average price of $3.72 per bushel to be delivered between January 2008 and April 2011. Forty nine contracts totaling 467,000 bushels are with related parties.

At December 31, 2007, the Company had contracts for the sale of approximately 1,276,000 gallons of ethanol with prices ranging from $1.45 to $1.61 per gallon with delivery from January through June 2008.

The Company has committed to purchase various equipment related to a railroad project. The cost of the project is estimated to be $1,000,000. Of the estimated costs, there has been $790,475 expended for the railroad project as of December 31, 2007.

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements as of and for the periods ended December 31 are approximately as follows:

		2007	2006
Balance Sheets
Accounts receivable		$48,400	$146,900
Accounts payable		248,700	234,500

	2007	2006	2005
Statements of Income
Distillers grain sales	$1,077,000	$934,100	$790,000
Corn purchases	6,060,800	3,870,200	2,917,000

Note 4:	Long-term Debt

Long-term debt consists of the following as of December 31, 2007 and 2006:

	2007	2006
Construction note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $25,000,000. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at December 31, 2007 was 8.236%.	$23,059,987	$—

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 4:	Long-term Debt-continued

Revolving note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $10,000,000. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3 -year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at December 31, 2007 was 8.236%.	3,042,793	—
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	5,952,300	7,261,850
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $218,916 expiring August 2, 2008. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	202,669	234,833
Note payable to Union Bank and Trust Company due in monthly installments of $89,497. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	2,289,561	3,170,133

Total long-term debt	34,547,310	10,666,816
Less current maturities	5,126,729	2,336,651

	$29,420,581	$8,330,165

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

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 4:	Long-term Debt-continued

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

Future annual maturities of long-term debt as of December 31, 2007 are as follows:

Year Ending,	Long-Term Debt
2008	$5,126,729
2009	6,047,351
2010	5,371,081
2011	5,037,955
2012	3,848,851
Thereafter	9,115,343

$34,547,310

The Company was in compliance with all loan covenants with their primary lender at December 31, 2007.

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. This plant expansion project, which commenced in October 2006, added approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. As of December 31, 2007, there was $8,897,220 available to be drawn, due to draws on the construction and revolving loans as discussed below.

Union Bank made the following loans to the Company on January 5, 2007, pursuant to the Credit Agreement and the resultant promissory notes:

Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction in the amount of $1,940,013 are available under the Construction Loan until ‘“substantial completion” of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. In accordance with the terms of the Credit Agreement, and pursuant to an informal agreement between the parties on the meaning of this term, Husker Ag and Union Bank have agreed that for purposes of the Credit Agreement, “substantial completion” of the plant expansion occurred on December 20, 2007. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following substantial completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 4:	Long-term Debt-continued

described below. The company has drawn $23,059,987 as of December 31, 2007 on the construction loan. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable monthly. The rate at December 31, 2007 was 8.263%.

Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and there is $6,957,207 available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below. The company has drawn $3,042,793 as of December 31, 2007 on the revolving loan.

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

Minimum Members’ Equity Ratio*	3-Month LIBOR Plus the Following Adder
40%	3.00%
50%	2.55%
60%	2.30%

*	—Members’ equity ratio is defined as total members’ equity divided by total assets.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 4:	Long-term Debt-continued

When the first payment is due under the Construction Loan, expected to be in the second quarter of 2008, the Credit Agreement provides that Husker Ag may select a fixed interest rate for one or both of the loans based on the Federal Home Loan Bank (FHLB) 3-year or 5-year fixed advance rate plus 3.00%.

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

Mandatory Additional Principal Payments – Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow beginning in April 2008.

These payments are capped at $1.5 million per year with a maximum aggregate payment of $5 million over the life of the loans. This additional payment would be applied to scheduled principal installments in inverse order of maturity on these new loans. If the amount of any such additional payment would result in a covenant default, the amount of payment will be reduced to an amount that would not cause covenant default.

Free Cash Flow is defined as the Company’s annual net income, minus an amount equal to 36% of the net income (as an estimated tax rate); plus the respective calendar year depreciation and amortization expense; minus allowed capital expenditures and principal payments to Union Bank and other authorized creditors. Pursuant to the loan documents there is a free cash flow sweep payment of approximately $936,000 due April 30, 2008, which has been included in current portion of long-term debt on the balance sheet as of December 31, 2007.

Covenants/restrictions. The primary financial covenants and restrictions, all determined in accordance with generally accepted accounting principles, as applied on a consistent basis, would include the following:

•

Beginning with the month in which substantial completion occurred (December 2007), the Company must maintain working capital of not less than $6,000,000; this calculation will include any unadvanced portion of the Company’s existing revolving term commitment of $5,000,000.

•

Beginning three months after substantial completion and quarterly thereafter, the Company must maintain a debt service coverage ratio of not less than 1.5:1 measured quarterly based on a rolling 4 quarter average (this ratio is defined as net income plus depreciation and amortization; minus extraordinary gain/loss divided by current principal of long term debt).

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 4:	Long-term Debt-continued

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

On January 12, 2004, the Company implemented a retirement plan covering substantially all employees. The Company matches employee contributions up to a maximum of 3% of employee compensation. Company contributions to the plan were $53,945, $47,520 and $45,682 for the years ended December 31, 2007, 2006 and 2005 respectively.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

The option and futures contracts presented on the December 31, 2007 and 2006 balance sheets are recorded at fair value. On the date that the contract is entered into, the Company designates the option or contract as a hedge of variable cash flows of certain forecasted purchases of corn and forecasted sales of ethanol produced by the manufacturing process (a “cash flow hedge”).

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

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 7:	Rights Offering-continued

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

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under the state program for the years ended December 31, 2007, 2006 and 2005 were $2,812,500.

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

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 10:	Contingencies-continued

or solid waste constituents into the environment associated with past or present activities. The Company continues to operate under an amended construction air permit. Emission test results are currently under review by Nebraska DEQ for consideration of an operating air permit. The construction air permit was approved and issued on April 9, 2007.

Note 11:	Income Taxes

As of December 31, 2007 and 2006, the Company’s book basis of assets exceeded their tax basis by approximately $16,611,000 and $13,930,000, respectively. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2007 or 2006.

Note 12:	Plant Expansion Project; Design-Build Agreement

The Company’s completed plant expansion project, which was approved by the Company’s members at the 2006 Annual Meeting of Members held on June 26, 2006, added approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. The total cost of the project was estimated to be approximately $63 million.

On July 25, 2006, the Company executed an Agreement between Owner and Design/Builder on the Basis of a Stipulated Price (the Design-Build Agreement) with ICM, Inc., an ethanol plant design build contractor located in Colwich, Kansas (ICM). Under the Design-Build Agreement, ICM is responsible for the design, construction and start-up of a stand-alone dry mill fuel-grade ethanol plant that added 40 million gallons per year of ethanol production capacity to the Company’s existing operations. Under the terms of the Design-Build Agreement, the Company paid ICM approximately $44,038,600 for the design and construction of this expansion, subject to adjustments made in accordance with the general conditions of the agreement. ICM began construction on the plant expansion project in late 2006, and the project was completed in December 2007.

Note 13:	Corn Procurement Agreement

On April 26, 2007, the Company entered into a Grain Procurement Agreement (the “Agreement”) with J.E. Meuret Grain Co., Inc., a Nebraska corporation (“Meuret”) pursuant to which Meuret will exclusively, subject to certain pre-existing relationships, procure for the Company No. 2 yellow corn meeting certain specifications described in the Agreement in the full amount necessary for the operation of the Company’s original plant as well as the plant expansion.

The term of the Agreement commenced on April 26, 2007 and will continue for an initial term of three years. Meuret began providing grain to the Company immediately. The Agreement will be automatically renewed for additional terms of two years unless the Company provides notice of termination at least four months prior to the end of the initial term or any subsequent renewal term. The base price for the grain, less any discounts, will be the posted cash price on the day of delivery plus a service fee multiplied by the net bushels of grain delivered.

Note 14:	Marketing Agreements

On June 1, 2005, the Company entered into the Risk Management and Ethanol Marketing Contract (the “2005 Marketing Agreement”) with FC Stone, LLC, an Iowa limited liability company (“FC Stone”), and Eco-Energy, Inc., a Tennessee corporation (“Eco-Energy”) pursuant to which FC Stone provides the Company with a full service price risk management program, and Eco-Energy purchased the Company’s entire output of ethanol in good faith at fair market rates for the term of the agreement. The 2005 Agreement amended and superseded a prior agreement between the parties, and earlier in 2007 had been allowed to renew automatically until September 30, 2008.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 14:	Marketing Agreements-continued

On October 5, 2006, the Company entered into a new Risk Management and Ethanol Marketing Contract, (the “2006 Marketing Agreement”) with FC Stone and Eco-Energy pursuant to which Eco-Energy purchased the Company’s entire output of ethanol for the 40 million gallon plant expansion in good faith at fair market rates for the term of the agreement.

The 2006 Marketing Agreement applied only to the Company’s plant expansion and did not apply to the Company’s original plant. (The 2005 Marketing Agreement and 2006 Marketing Agreement collectively referred to as the “Eco Marketing Agreements”).

On December 3, 2007, the Company and Eco-Energy agreed to terminate each of the Eco Marketing Agreements. The letter agreement dated December 3, 2007 executed by the Company and Eco-Energy provided that the Eco Marketing Agreements terminated immediately with respect to the obligations of Eco-Energy and the Company although the parties agreed to honor any individual contracts that were then outstanding. As required by the Eco Marketing Agreements, the letter agreement also required the Company to assume the railcar leases then being used for the benefit of the Company under one or both of the Eco Marketing Agreements. The termination was effective December 3, 2007, and no termination fee was paid by either party.

Despite the Company’s termination of the Marketing Agreements with respect to Eco-Energy, the Marketing Agreements with respect to the obligations of FC Stone will not be impacted and will continue in full force and effect as set forth therein.

The Company and Aventine Renewable Energy, Inc., a Delaware corporation (“Aventine”), entered into an Ethanol Marketing Agreement dated December 3, 2007 (the “Ethanol Agreement”) pursuant to which the Company agreed to sell exclusively to Aventine substantially all of its total output of fuel grade ethanol produced at the Company’s plant during the term of the Ethanol Agreement. The initial term of the Ethanol Agreement began on December 3, 2007, and continues until January 1, 2009. The Ethanol Agreement will automatically renew for successive one (1) year terms unless terminated by either party with at least six (6) months’ written notice prior to the expiration of the then current term.

Aventine purchases the Company’s ethanol at a price based on the “Alliance Net Pool Price,” subject to certain adjustments. As set forth in the Ethanol Agreement, the Alliance Net Pool Price is equal to, with respect to any month, (i) the weighted average gross price per gallon received by Aventine for all fuel grade ethanol that was (A) supplied by an alliance partner or produced by Aventine and (B) sold during such month by Aventine, minus (ii) all costs (on a per gallon basis) incurred by Aventine in conjunction with the handling, movement and sale of such ethanol (excluding direct marketing costs incurred in marketing such ethanol).

Note 15:	Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement generally permits entities to choose to measure many financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2007.

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 15:	Recent Accounting Pronouncements-continued

FASB also issued FASB No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2007. FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of FASB Statement 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). The deferral is not available, however, to entities that issued interim or annual financial statements reflecting the measurement and disclosure provisions of Statement 157 before February 12, 2008, the issuance date of FSP FAS 157-2. The Company is currently reviewing these pronouncements for application to its accounting procedures.

FASB has recently issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement achieves these improvements be requiring disclosure of fair values of derivative instruments and their gains and losses as well as information about the Company’s liquidity by requiring disclosure of derivative features that are credit risk-related. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Note 16:	Subsequent Events

On January 24, 2008 the Company’s Board of Directors announced its intent to propose a reclassification of the Company’s membership units. The proposed transaction will provide for, among other things, the reclassification of the Company’s membership units held by members who are the record holders of 20 or fewer units.

If the proposed reclassification is approved, each member of record owning 20 or fewer of the Company’s units would receive one Class A-1 unit for each membership unit held prior to the reclassification. Members receiving Class A-1 units would have no voting rights except under very limited circumstances and would not receive additional consideration for their existing units. All other membership units would remain outstanding and be unaffected by the reclassification, except that such units would then be designated as Class A units. The proposed reclassification would be accomplished through amendments to the Company’s operating agreement. If the Company’s members approve the proposed amendments to the Company’s operating agreement and the reclassification is implemented, the Company anticipates that the number of Class A unit members of record (the current membership interest holders) will be reduced to less than 300, which would enable the Company to voluntarily terminate the registration of its Class A units under the Securities Exchange Act of 1934.

The Board intends to call a special meeting of members to present the proposed transaction to the members of Husker Ag. This proposed reclassification is subject to the approval by Husker Ag members holding at least two-thirds of the outstanding membership units. The Company filed a preliminary proxy statement regarding the proposed reclassification described above for SEC review on January 18, 2008, and will file a definitive proxy statement upon completion of SEC review. A definitive proxy statement containing detailed information about the proposed reclassification will be sent to the members prior to the special meeting of members.

Upon termination of the Company’s marketing agreements with Eco-Energy in December 2007 (Note 14), Husker Ag was required to assume the railcar leases then being used by Eco-Energy for the benefit of the Company. As a result, on February 19,

Husker Ag, LLC

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 16:	Subsequent Events-continued

2008, the Company entered into a Lease Assignment, Consent and Assumption Agreement with Eco-Energy and Union Tank Car Company, a Delaware corporation (“Union Tank”), whereby Husker Ag agreed to assume each of Eco-Energy’s railcar leases with Union Tank which were applicable to Husker Ag’s marketing agreements with Eco-Energy. On that date, Husker Ag and Union Tank also entered into a Car Service Agreement pursuant to which Union Tank formerly leased each of the applicable railcars to Husker Ag in accordance with the same terms and conditions set forth in Eco-Energy’s various written leases with Union Tank. Future annual lease obligations as of December 31, 2007 are as follows:

Year Ending,	Operating Lease Obligations
2008	$1,602,140
2009	1,560,960
2010	1,474,335
2011	1,314,635
2012	1,058,400
Thereafter	4,299,400

$11,309,870

On March 25, 2008, the Board of Directors declared a cash distribution in the amount of $65.00 per membership unit to members of record as of April 1, 2008 payable on or before April 10, 2008 for a total distribution of $1,958,450 based on 30,130 membership units issued and outstanding. On March 31, 2008, the Company’s primary lender approved this distribution in accordance with the Company’s loan covenants.

Supplementary Financial Information

Quarterly Information (unaudited)

The following is an unaudited summary of the Company’s quarterly operating results for the years ended December 31, 2007, 2006 and 2005:

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2007
Net Sales	$17,750,127	$18,260,378	$16,840,097	$21,487,019
Gross Profit	5,359,948	4,921,276	4,066,954	5,663,700
Net Income	914,642	4,257,827	859,007	8,044,138
Net income per unit – basic	$32.30	$141.32	$28.51	$266.98
Net income per unit – diluted	$30.35	$141.32	$28.51	$266.98

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2006
Net Sales	$14,007,758	$14,455,995	$15,847,569	$14,360,607
Gross Profit	5,757,317	5,881,753	6,878,372	5,098,053
Net Income	5,102,397	5,423,071	6,338,844	11,505,511
Net income per unit – basic and diluted	$333.10	$354.03	$413.82	$751.11

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2005
Net Sales	$10,817,630	$12,678,945	$13,261,297	$10,466,596
Gross Profit	2,502,875	4,026,121	3,308,100	2,887,018
Net Income (loss)	1,203,072	3,504,167	2,945,136	2,440,062
Net income (loss) per unit – basic and diluted	$78.54	$228.76	$192.27	$159.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.(T)	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

As of December 31, 2007 the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s controls over its financial reporting processes:

1.	The Company had insufficient qualified personnel resources and technical accounting expertise within the accounting function to accurately report, disclose and/or resolve certain accounting matters as of December 31, 2007. As a direct result of this weakness, it was necessary for the Company’s independent accountants to propose certain changes to our financial statements related to misclassifications of amounts in the balance sheet, income statement and statement of cash flows. Specifically, in the Company’s internally prepared financial statements, (i) interest expense and the related liability were overstated due to the accrued interest amount relating to the construction loan being recorded twice; and (ii) the cash flow statement had amounts that were related to plant acquisition included in the cash flows from operations instead of including them in cash flow from investing activities, and in addition, certain footnote disclosures required revisions to clarify or complete the disclosure.

2.	Due to the limited number of personnel involved in the processing of accounting data (Husker Ag currently has three employees devoted full time to the accounting function), and specifically in the number of personnel involved in the preparation and review of financial information for inclusion within the financial statements, the Company did not maintain the proper segregation of duties and oversight over financial reporting.

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of December 31, 2007, the Company had taken the following remedial actions:

1.	The Company engaged Milo Belle Consultants, LLC as an independent accounting consulting firm to assess the Company’s internal controls as well as its financial reporting function. Milo Belle was hired to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff. At the completion of its assessment, Milo Belle is expected to work with the Company’s management in the design of necessary remediation of the noted weaknesses. While the bulk of the review work was performed during 2007, the final report, along with the proposed recommendations and remediation, is expected to be issued sometime in 2008.

2.	To address the weakness in our financial reporting function, during the second quarter of 2007, the Company engaged Christianson & Associates, an independent accounting firm to provide an external compilation of our quarterly (and annual) financial statements before submission to the Company’s independent accountants. While this is a limited scope engagement, Christianson & Associates assisted our accounting personnel in the compilation of the financial statements that were submitted to our independent accountants for their review.

3.	The Company has appropriate accounting personnel pursuing continuing education and training to improve their skill and abilities and to become more qualified in the financial reporting function.

Moreover, during early 2008, the Company began implementing certain preliminary recommendations by Milo Belle which can be satisfied with our existing personnel, such as the implementation of certain review and approval documentation procedures related to the corn purchasing function.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. In connection with the preparation of this Form 10-K, management considered the weaknesses discussed above and the remedial actions taken by the Company to address such weaknesses. After consideration of the aforementioned factors, the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are not effective at the reasonable assurance level in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

These material weaknesses in the Company’s disclosure controls and procedures were first identified and reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 15, 2005. These weaknesses were identified by our Principal Financial Officer and our then Principal Executive Officer in conjunction with the evaluation of the Company’s disclosures and procedures that was performed as of March 31, 2005. The officers identified these material weaknesses in conjunction with their discussions with the Company’s audit committee and its then independent accountants. Due to the limited size and technical accounting experience of our accounting staff, the Company has had weaknesses in its disclosure controls and procedures since it commenced operations in 2003. However, the Principal Executive Officer and Principal Financial Officer did not identify these weaknesses as material until the evaluation of the Company’s disclosure controls and procedures that was performed as of March 31, 2005. For the current period, these weaknesses along with the Company’s remedial actions are listed above in “Management’s Report on Internal Control over Financial Reporting”.

Management believes that these remedial actions identified above have improved and will continue to improve the Company’s disclosure controls and procedures. Husker Ag’s management, with the oversight of the audit committee, will continue to identify and take steps to remedy any material weaknesses and enhance the overall design and capability of the Company’s control environment.

Changes in Internal Controls

During the Company’s fourth fiscal quarter ended December 31, 2007, we have taken the actions set forth above that are intended to help remediate the material weaknesses identified above. Specifically, we continue to engage a professional accounting consulting firm; continue to engage a professional accounting firm to provide a professional external compilation of our financial statements before submission to our independent accountants; and pursued continuing education for our accounting staff. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the fourth quarter of 2007 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter of 2007, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The executive officers and directors of Husker Ag and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position	Year First Became Director	Director Term Expires
Robert E. Brummels	57	Class I Director, Treasurer	2004	2008
Ronald A. Fick	53	Class I Director	2002	2008
Kent A. Friedrich	45	Class I Director, Vice Chairman of the Board and Vice President	2005	2008
Stanley Gyberg	64	Class II Director	2003	2009
James Hall	63	Class I Director	2001	2008
Mike Kinney	50	Class II Director, Chairman of the Board and President	2000	2009
Walter Kittrell	45	Class I Director	2006	2008
Fredrick J. Knievel	66	Class III Director	2000	2010
James Krause	56	Class III Director	2007	2010
David Stearns	60	Class III Director	2004	2010
J. Alex Thramer	79	Class II Director	2000	2009
Gerald Winter	70	Class II Director	2006	2009
Leonard Wostrel	69	Class III Director, Secretary	2000	2010

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

Ronald A. Fick, of Luverne, Minnesota, is self-employed and has operated a corn and soybean grain farming operation (Harvest Farms) since 1973. He is also owner of a gravel and rock extraction business. Mr. Fick’s operations are located just to the southwest of Luverne, Minnesota. Mr. Fick served on the Sioux Valley Southwestern Electric Advisory Board for 11 years. He has served on the Rock County Fair Board of Directors for over 20 years, 3 years as President.

Kent A. Friedrich and his wife Denise, along with their three children, have been lifelong residents of Plainview, Nebraska. Kent currently runs his own Edward Jones investment office in Norfolk, Nebraska, where he has worked since 2002. Mr. Friedrich and his wife have also operated a farming operation for over 25 years. Mr. Friedrich has served on numerous boards and is currently serving as Director of Specialty Protein Producers, LLC. He is also currently serving on a local school board. Mr. Friedrich has served as Vice Chairman of the Board and Vice President of Husker Ag since July 2006.

Stanley Gyberg is a self-employed farmer and has been actively engaged in farming for 39 years and currently operates an 800 acre farm with a corn and soybean rotation. Mr. Gyberg currently serves as a member of the Board of Directors of CORN-er Stone Farmers Co-op. Mr. Gyberg has been married to his wife Irene for over 40 years and they have 3 grown children.

James Hall, of Sioux Falls, South Dakota, was a former director of Agri-Energy, L.P. Mr. Hall has been a farmer for 43 years in Southeast South Dakota. Mr. Hall is the former President of the Lincoln County Farm Bureau and is currently the President of the Lincoln County Soybean Association.

Mike Kinney has been employed by Kinney, Inc., which is a family farm corporation located near Elgin, Nebraska since 1974. He is currently serving as Vice President of Kinney, Inc. Mr. Kinney is also a partner in Kinney Bros., a farming operation. Mr. Kinney has served as Chairman of the Board and President of Husker Ag since July 2006, and previously served as the Vice Chairman and Vice President from June 2004 – July 2006.

Walter Kittrell, of Columbus, Nebraska, is currently Vice President of Marketing and Project Development for Fagen, Inc. and he has been employed by Fagen since March 1994. Fagen, Inc. is a design-build contractor specializing in the construction of ethanol plants.

Fredrick J. Knievel is the President and co-owner of Knievel Farms, Inc. which is a farming operation located near Clearwater, Nebraska engaged in the production of corn, soybeans, hay and cattle. Mr. Knievel has been associated with Knievel Farms, Inc. since 1978. Mr. Knievel served as Chairman of the Board and President of Husker Ag from June 2004 until July 2006.

James Krause is a lifelong resident of Brunswick, Nebraska. Mr. Krause and his wife, Janet, own Krause Family Farms, Inc., which operates a family farm raising irrigated corn and soybeans as well as hogs and cattle. Mr. Krause is a member of the Antelope County Zoning Board, has served on the Plainview school board for eight years, and is a member of the Antelope County corn, soybean, and pork growers associations.

David Stearns currently resides in Luverne, Minnesota, where he was born and raised. From August 1998 through June 30, 2007, Mr. Stearns was employed as a DDG Marketer with Agri-Energy, L.P. a 20-million gallon per year ethanol plant located in Luverne, Minnesota. Mr. Stearns’ duties with Agri-Energy, L.P. included the selling and scheduling of sales of distiller grains, and management of the scale office for all inbound and outbound commodities. Mr. Stearns is currently retired.

J. Alex Thramer is self-employed in the irrigation sales and services industry by Thramer Irrigation located near Ewing, Nebraska which has been in operation for over 30 years.

Gerald Winter, of Luverne, Minnesota, is a lifelong resident of Rock County, Minnesota. He and his family have been farming since 1960. He has served on numerous boards including as Chairman of the Rock County Rural Board and in the capacity of President of the congregation of his church. Mr. Winter has also been actively involved with Agri-Energy, L.P., of Luverne, Minnesota from the time of its inception.

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

Management

The Company is controlled by its Board of Directors and its day to day affairs are managed by Seth Harder, General Manager and its executive officers who are appointed for one year terms, subject to oversight and supervision by its Board of Directors. Executive officers of the Company, and other significant employees of the Company, are listed below:

Name and Age	Current Position
Mike Kinney (50)	Chairman of the Board and President since July 17, 2006.[1]

Kent A. Friedrich (45)	Vice Chairman of the Board and Vice President since July 17, 2006.[2]

Leonard Wostrel (69)	Secretary of the Company since June 29, 2004.

Robert E. Brummels (57)	Treasurer of the Company since June 29, 2004.

Seth Harder (29)	General Manager since January 2006.[3]

Shaun Waldow (35)	Plant Manager since January 2006.

Kristine Wacker (32)	Controller since January 2006.

1 -	Mike Kinney was elected Chairman of the Board and President on July 17, 2006, replacing Fredrick Knievel who had been elected Chairman of the Board and President on June 29, 2004.
2 -	Kent A. Friedrich was elected Vice Chairman of the Board and Vice President on July 17, 2006, replacing Mike Kinney when Mr. Kinney was elected Chairman and President.
3 -	Seth Harder was appointed as General Manager in January 2006, replacing Allen Sievertsen who left the Company on December 31, 2005.

Seth Harder, age 29, has been General Manager for Husker Ag since January 2006. Prior to this appointment, Mr. Harder served as the Company’s Plant Manager from September 2004 through December 2005. Mr. Harder was an ethanol trainer and plant startup specialist from April 2004 through September 2004 for ICM, Inc. Mr. Harder was the Production Manager from November 2002 until April 2004 for Husker Ag. From December 2001 through November 2002, Mr. Harder managed a small ethanol plant for Kuester Ag, LLC, which was owned by Gary Kuester, a former member of the Board of Directors for Husker Ag.

Shaun Waldow, age 35, has been Plant Manager since January 2006. Prior to this position, Mr. Waldow had been Production Manager since May 2004, and he was an operator for the Company from January 2003 to May 2004. Prior to working for Husker Ag, Mr. Waldow worked as a farm and livestock manager for Warren Wortman from 1992 until January 2003.

Kristine Wacker, age 32, has been Husker Ag’s Controller since January 2006. Prior to this position, Ms. Wacker has worked as the Company’s plant accountant since June 2004. Prior to her work for Husker Ag, Ms. Wacker worked as an accountant and reimbursement analyst for Faith Regional Health Services, from April 1999 through June 2004. From December 1996 through April 1999, Ms. Wacker was a staff accountant for Auten, Sehi, Pruss and Beckmann, P.C.

SECTION 16(a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the Section 16(a) reports and amendments thereto furnished to the Company, the Company knows of one Form 3 that was not filed on a timely basis during fiscal year 2007. The Form 3 was filed by director, James Krause, on the eleventh day after Mr. Krause was elected as a director, which was untimely by one day. Other than the aforementioned Form 3, the Company believes all Section 16(a) reports were filed on a timely basis by its directors, officers and greater than 10% members.

CODE OF ETHICS

The Company’s Principal Executive Officer, Principal Financial Officer and principal accounting officer or controller or other persons performing similar functions, including the General Manager, are required to comply with the Company’s Code of Ethics, adopted by the Company Board of Directors. The purpose of the Code of Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure that the Company’s business is conducted in a consistently legal and ethical manner. Concerns or complaints regarding ethical issues are treated on a confidential basis.

The Company will provide, without charge, to any person requesting a copy of its Code of Ethics. A written request for such report should be directed to Mike Kinney, Chairman of the Board and President, Husker Ag, LLC, 54048 Highway 20, Plainview, Nebraska 68769. The Company’s Code of Ethics was also filed as Exhibit 99.1 to the 2003 Form 10-KSB which was filed with the SEC on March 30, 2004, and is available through the SEC’s web site (www.sec.gov).

AUDIT COMMITTEE

The Company has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act and believes that the members of the Audit Committee are independent within the meaning of the listing standards of the National Association of Securities Dealers, the operators of the NASDAQ Stock Market. The Audit Committee reviews the services provided by the Company’s independent auditors, consults with the independent auditors and reviews the need for internal auditing procedures and the adequacy of internal controls. The Audit Committee currently consists of Robert E. Brummels, who serves as the chairman of the committee, Kent Friedrich, Walter Kittrell and Fredrick J. Knievel. Mike Kinney served as an audit committee member from January 1, 2007 through December 18, 2007. There are no audit committee financial experts on the Audit Committee. Like many Companies, it is difficult for the Company to attract and retain board members who qualify as an “audit committee financial expert” and competition for these individuals is significant. There are a limited number of persons meeting the SEC requirements for an audit committee financial expert located in the Northeastern Nebraska communities in which the Company transacts business, or among investors in Husker Ag, who comprise the likely base for persons serving on the Husker Ag Board.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table presented below represents all elements of compensation awards to the Company’s named executive officers for fiscal years 2007 and 2006. Except for Mike Kinney, none of the named executive officers received any salary or other compensation for his services other than directors’ and committee meeting fees and mileage reimbursements. The following table sets forth all compensation paid or payable by the Company to named executive officers who were serving in such capacities during the fiscal years ended December 31, 2007 and 2006:

Annual Compensation

For Fiscal Years 2006 - 2007

Name and Principal Position	Year	Salary	Bonus	All Other Compensation[1]		Total
Mike Kinney,[2] Chairman of the Board and President	2007	$0	$25,000	$12,722	[2]	$37,722
	2006	$0	$0	$13,162	[2]	$13,162

Fredrick J. Knievel,[3] Chairman of the Board and President	2007	$0	$0	$8,405	[3]	$8,405
	2006	$0	$0	$13,017	[3]	$13,017

Kent A. Friedrich,[4] Vice Chairman of the Board and Vice President	2007	$0	$0	$7,699	[4]	$7,699
	2006	$0	$0	$8,746	[4]	$8,746

Robert E. Brummels, Director and Treasurer	2007	$0	$0	$10,067	[5]	$10,067
	2006	$0	$0	$11,622	[5]	$11,622

Leonard Wostrel, Director and Secretary	2007	$0	$0	$7,743	[6]	$7,743
	2006	$0	$0	$8,444	[6]	$8,444

1 -	Represents directors’ and committee meeting fees received for Board of Directors and committee meetings in accordance with the Company’s policy regarding the payment of directors’ fees as well as mileage reimbursements.
2 -	Mike Kinney was elected Chairman of the Board and President on July 17, 2006, replacing Fredrick J. Knievel, and served as Vice Chairman and Vice President from June 2004 – July 2006. Mr. Kinney’s “All Other Compensation” column represents directors’ fees and mileage reimbursements in the amounts of $11,400 and $1,322 for 2007 and $11,800 and $1,362 for 2006, respectively.
3 -	Fredrick Knievel served as Chairman of the Board and President from June 29, 2004 – July 17, 2006. Mr. Knievel’s “All Other Compensation” column represents directors’ fees and mileage reimbursements in the amounts of $7,400 and $1,005 for 2007 and $11,800 and $1,217 for 2006, respectively.
4 -	Kent A. Friedrich was elected Vice Chairman of the Board and Vice President on July 17, 2006, replacing Mike Kinney when he was elected as Chairman and President. Mr. Friedrich’s “All Other Compensation” column represents directors’ fees and mileage reimbursements in the amounts of $7,600 and $99 for 2007 and $8,650 and $96 for 2006, respectively.
5 -	Mr. Brummel’s “All Other Compensation” column represents directors’ fees and mileage reimbursements in the amounts of $9,000 and $1,067 for 2007 and $10,750 and $872 for 2006, respectively.
6 -	Mr. Wostrel’s “All Other Compensation” column represents directors’ fees and mileage reimbursements in the amounts of $7,200 and $543 for 2007 and $8,000 and $444 for 2006, respectively.

The Company has no written employment agreements with any officer or director. The Company reimburses its officers for expenses incurred relating to services rendered on its behalf.

Bonus to the Chairman

On December 18, 2007, the Board of Directors approved an incentive compensation award in the form of a one-time cash bonus to Mike Kinney in the amount of $25,000. The Board awarded this discretionary bonus due to the additional amount of work performed by Mr. Kinney in 2007, including his work in connection with the plant expansion project. Mr. Kinney resigned as a member of the Audit Committee effective on December 18, 2007.

Director Compensation

On December 22, 2005, the Board of Directors revised the Board compensation policy, commencing January 1, 2006, by increasing the per meeting fee paid to directors for attendance at any Board meetings if the director is present in person at the meeting through adjournment to $300 per meeting for each director and to $400 per meeting for the Board Chairman; otherwise, the director is paid $100 per meeting attended. Then in July 2006, the Company revised the compensation policy effective August 1, 2006. The Chairman of the Board now receives $600 per meeting attended in person, while the other executive officers receive $500 per meeting. All other directors now receive $400 per meeting attended in person and $200 per meeting attended via telephone conference. In addition, all directors including executive officers receive $200 per committee meeting attended in person and $100 per committee meeting attended via telephone conference. In addition, directors are reimbursed at $0.485 per mile (as of January 1, 2007) for mileage reimbursement for travel to and from meetings.

The Director Compensation Table presented below represents all compensation awards to the Company’s directors during the fiscal years ended December 31, 2007 and 2006:

Name[1]	Year	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ronald A. Fick	2007	$4,600	$0	$1,326	$5,926
	2006	$5,100	$0	$348	$5,448

Stanley Gyberg	2007	$5,400	$0	$88	$5,488
	2006	$6,500	$0	$220	$6,720

James Hall	2007	$5,400	$0	$697	$6,097
	2006	$7,550	$0	$797	$8,347

Walter Kittrell	2007	$4,900	$0	$918	$5,818
	2006	$2,500	$0	$306	$2,806

James Krause[2]	2007	$3,700	$0	$113	$3,813
	2006	$0	$0	$0	$0

David Stearns	2007	$7,000	$0	$1,577	$8,577
	2006	$6,250	$0	$1,027	$7,277

J. Alex Thramer	2007	$4,800	$0	$489	$5,289
	2006	$6,250	$0	$735	$6,985

Gerald Winter	2007	$5,600	$0	$38	$5,638
	2006	$2,900	$0	$0	$2,900

1	Messrs. Kinney, Friedrich, Knievel, Brummels and Wostrel are directors and named executive officers of the Company. As such, their compensation is disclosed in the Annual Compensation table above.
2	Mr. Krause was elected as a Board member on June 4, 2007.

Compensation Committee Report on Executive Compensation

The Company’s executive officers have always been members of the Board of Directors; and none of the Company’s executive officers is or has ever been an employee of the Company. Like all other members of the board, the executive officers receive only directors’ fees for attendance at the board and committee meetings.

Until 2006, the Company’s executive officers received the same per meeting directors’ fee as the other board members. Effective August 1, 2006, the Chairman of the Board now receives $600 per meeting attended in person, while the other executive officers receive $500 per meeting. By comparison, all other directors now receive $400 per meeting attended in person. In addition, all directors including executive officers receive $200 per committee meeting attended in person. On July 17, 2006, the Board approved a payment to the Company’s former Chairman of the Board, Fredrick J. Knievel, in the amount of $1,200. This additional compensation is for Mr. Knievel’s services to the Company as Chairman during 2006. On December 18, 2007, the Board awarded a bonus in the amount of $25,000 to Mike Kinney for his services to the Company as Chairman and in connection with his extra work relating to the plant expansion.

For purposes of determining the Company’s director fees, i.e., executive compensation, the entire Board of Directors serves as the de facto “compensation committee”. Because of the nature of the Director fees paid to the Company’s executive officers, the Company believes that the board compensation committee report on executive compensation required by Item 407(e)(5) of Regulation S-K is not applicable for Husker Ag.

As noted above, the Personnel Committee of the Board of Directors is responsible for reviewing the compensation and related benefits for the Company’s employees, which includes the General Manager. Subject to review and oversight by the Board of Directors, the General Manager is the manager of the Company’s operations and he is not considered an executive officer. Since the General Manager is not an executive officer of the Company, the Board no longer has a policy to disclose the compensation of the General Manager.

Compensation Committee Interlocks and Insider Participation

As noted above, the entire Board of Directors serves as the executive compensation committee for purposes of determining the director fees to be paid to board members, including the executive officers. All of the executive officers of the Company were members of the Board of Directors during 2007, including Mike Kinney, Chairman of the Board, Kent A. Friedrich, Vice Chairman of the Board, Leonard Wostrel, Secretary, and Robert E. Brummels, Treasurer. None of the members of the Board of Directors during 2007 or as of the date of this Form 10-K is or has been an employee of the Company. In 2007, no member of the Board of Directors had any relationship or transaction with the Company that would require disclosure as a “related person transaction” under Item 404 of SEC Regulation S-K, and during 2007, none of our executive officers served on the board of directors or compensation committee of any other entity whose executive officer(s) served as a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

OWNERSHIP OF VOTING SECURITIES

BY DIRECTORS, OFFICERS AND CERTAIN MEMBERS

The following table presents information regarding beneficial ownership of Membership Units of Husker Ag as of March 31, 2008 by (1) each director and named executive officer of Husker Ag, and (2) each member known to Husker Ag to be the beneficial owner of more than 5% of its outstanding membership units. Except as otherwise noted, based on information furnished by the owners, management believes that the members listed below have sole investment and voting power regarding their membership units, except that co-trustees share investment and voting power (* = Less than 1% of the class of membership units).

Name and Address of Beneficial Owner	Units Beneficially Owned		Percentage of Class
Current Directors and Management

Fredrick J. Knievel	120	(1)	*
51272 846 Rd. Clearwater, NE 68726

Mike Kinney	220	(2)	*
51100 836 Road Elgin, NE 68636

J. Alex Thramer	100	(3)	*
Box 278 Ewing, NE 68735

James Hall	1,250	(4)	4.15%
26941 480th Ave. Sioux Falls, SD 57108

James Krause	340	(5)	1.13%
52609 865 Road Brunswick, NE 68720

Ronald A. Fick	1,220	(6)	4.05%
1159 101st Street Luverne, MN 56156

[1]	Includes 60 membership units held by him and his wife as joint tenants with respect to which Mr. Knievel may be regarded as having shared voting and dispositive power.
[2]

Includes 20 membership units held by him and his wife as joint tenants with respect to which Mr. Kinney may be regarded as having shared voting and dispositive power and also includes 200 membership units held by Kinney, Inc. for which Mr. Kinney has shared voting and dispositive power.

[3]	Includes 70 membership units held by him and his wife as joint tenants with respect to which Mr. Thramer may be regarded as having shared voting and dispositive power.
[4]

Includes 230 membership units owned by Mr. Hall individually and 1,020 membership units held indirectly by him as a member of The Better Energy Company, LLC. Mr. Hall owns 16.67% of The Better Energy Company.

[5]	These units are held by Mr. Krause and his wife as joint tenants with respect to which Mr. Krause may be regarded as having shared voting and dispositive power.
[6]

Includes 230 membership units owned by Mr. Hall individually and 1,020 membership units held indirectly by him as a member of The Better Energy Company, LLC. Mr. Hall owns 16.67% of The Better Energy Company.

Walter Kittrell	98	(7)	*
516 South 4th Street Columbus, NE 68601

Stanley A. Gyberg	3,524	(8)	11.70%
2209 Pebble Beach Lane Brandon, SD 57005

Robert E. Brummels	810	(9)	2.69%
56849 876 Road Coleridge, NE 68727

David Stearns	210	(10)	*
1110 N. Kniss Luverne, MN 56156

Leonard Wostrel	-0-		-0-
86752 Highway 13 Creighton, NE 68729

Kent A. Friedrich	330	(11)	1.10%
53695 865 Road Plainview, NE 68769

Gerald Winter	3,380	(12)	11.22%
678 90th Avenue Luverne, MN 56156

Beneficial Owners of More than 5%

The Better Energy Company, LLC 638 51st Street Hills, Minnesota 56138	6,120		20.31%

[7]

Includes 56 membership units owned by him and his wife as joint tenants and 12 membership units owned by his IRA as well as 30 membership units owned directly by his wife with respect to which Mr. Kittrell may be regarded as having shared voting and dispositive power.

[8]

Includes 180 membership units owned by Mr. Gyberg individually, 344 membership units held indirectly by him as a member of The Better Energy Company, LLC, and 3,000 membership units held indirectly by him as a member of Agri-Energy, L.P. Mr. Gyberg owns 5.62% of The Better Energy Company, LLC. He is currently a Board member of Agri-Energy, L.P. The 3,000 membership units owned by Agri-Energy, L.P. also are reported in the beneficial ownership interests of Mr. Winter. See footnote 12.

[9]

Units are owned by a revocable trust in which Mr. Brummels and his wife are trustees and beneficial owners, with respect to which Mr. Brummels may be regarded as having shared voting and dispositive power.

[10]	These units are owned by Mr. Stearns and his wife as joint tenants with respect to which Mr. Stearns may be regarded as having shared voting and dispositive power.
[11]

Includes 150 membership units owned by Mr. Friedrich and his wife as tenants in common with respect to which Mr. Friedrich may be regarded as having shared voting and dispositive power. Also includes 180 membership units owned by two revocable trusts of which Mr. Friedrich and his wife are co-trustees of each and beneficial owners respectively, with respect to which Mr. Friedrich may be regarded as having shared voting and dispositive power.

[12]

Includes 40 membership units held by Mr. Winter and his wife as joint tenants with respect to which Mr. Winter may be regarded as having shared voting and dispositive power, 340 membership units held indirectly by him as a member of The Better Energy Company, LLC, and 3,000 membership units held indirectly by him as a member of Agri-Energy, L.P. Mr. Winter owns 5.56% of The Better Energy Company, LLC. He is currently a Board member of Agri-Energy, L.P. The 3,000 membership units owned by Agri-Energy, L.P. also are reported in the beneficial ownership interests of Mr. Gyberg. See footnote 8.

Miltona Bay, LLC 108 Miller Circle Granite Falls, Minnesota 56241	1,880	6.24%

Agri-Energy, L.P 502 South Walnut Ave. Luverne, Minnesota 56156	3,000	9.96%

The following table sets forth certain information as to the membership units beneficially owned by all executive officers and directors of the Company as a group (13 persons) as of March 31, 2008:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Membership Units	8,602	28.55%

Change of Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company. The Company also does not currently provide for incremental compensation or special treatment for incentive compensation related to a change in control.

Equity Compensation Plans

The Company does not have any securities authorized for issuance under any equity compensation plans. None of the directors or officers of the Company have any options, warrants or other similar rights to purchase securities of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

In the normal course of business the Company sells to and purchases from its board of directors, members and key employees under normal terms and conditions and in accordance with the Company’s Affiliated Transactions Policy. See Note 3 to the Condensed Financial Statements for additional information on related party transactions.

On January 25, 2004, the Husker Ag Board of Directors adopted a Policy on Marketing which, among other things, provides that commencing April 1, 2004, no employee of Husker Ag, no member of the Board of Directors, and no person performing marketing functions for the Company, shall haul or have any ownership interest in trucks or entities which haul the Company’s products.

Except for certain transactions in the ordinary course of business referred to above, the Company had not entered into any such agreements with any of its directors, officers, members or their affiliates.

Director Independence

The Board of Directors has established an Audit Committee, Personnel Committee, and Nominating Committee. The Company believes that the all of the members of the Board of Directors and its Committees are independent, within the meaning of the listing standards of the National Association of Securities Dealers, the operators of the NASDAQ Stock Market and were independent during the last completed fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Eide Bailly LLP is the independent registered public accounting firm of the Company. The following table represents fees for professional audit services rendered by Eide Bailly for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and 2007 and fees for other services rendered by Eide Bailly during those periods:

Type of Service	2007		2006
Audit Fees[1]	$96,900		$101,320
Audit-Related Fees[2]	282		5,788
Tax Fees[3]	25,500		25,583
Reimbursed Expenses	3,597		4,940
All Other Fees			0

Total	$126,279	[4]	$137,631

1 -	Fees for audit services include fees associated with the annual audit and reviews of the Company’s quarterly financial statements included in the reports on Forms 10-Q and services normally provided in connection with statutory and regulatory filings or engagements.
2 -	Principally accounting consultation and work related to rights offering.

3 -	Includes $20,200 in 2007 and $22,884 in 2006 for tax preparation and $5,300 in 2007 and $2,699 in 2006 for tax compliance, advice, and planning.
4 -	Fees for 2007 are estimated.

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

(a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements – An index to the Company’s financial statements is located above on page 43 of this report. The financial statements appear on page 46 through page 68 of this report.

(2) Financial Statement Schedules – The Company’s unaudited quarterly financial information is located on page 69 above under Item 8 – Supplementary Financial Information. All other supplemental schedules are omitted because of the absence of conditions under which they are required or because the information shown in the financial statements or notes thereto.

(3) Exhibits – The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

HUSKER AG, LLC

Date:	March 31, 2008.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board, President and Director
(Principal Executive Officer)

Date:	March 31, 2008.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Mike Kinney	Chairman of the Board, President, Director	March 31, 2008
Mike Kinney

/s/ Kent Friedrich	Vice Chairman, Vice President, Director	March 31, 2008
Kent Friedrich

/s/ Robert E. Brummels	Treasurer and Director	March 31, 2008
Robert E. Brummels

/s/ Kristine Wacker	Controller, Principal Accounting Officer	March 31, 2008
Kristine Wacker

/s/ Leonard Wostrel*	Secretary and Director	March 31, 2008
Leonard Wostrel

/s/ Ronald Fick*	Director	March 31, 2008
Ronald Fick

Signature	Capacity	Date

/s/ Fredrick J. Knievel	Director	March 31, 2008
Fredrick J. Knievel

/s/ Stanley Gyberg*	Director	March 31, 2008
Stanley Gyberg

/s/ James Hall*	Director	March 31, 2008
James Hall

/s/ Walter Kittrell*	Director	March 31, 2008
Walter Kittrell

/s/ James Krause*	Director	March 31, 2008
James Krause

/s/ David Stearns*	Director	March 31, 2008
David Stearns

/s/ J. Alex Thramer*	Director	March 31, 2008
J. Alex Thramer

/s/ Gerald Winter*	Director	March 31, 2008
Gerald Winter

*	— By Mike Kinney pursuant to Power of Attorney

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002.

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of November 30, 2007, and including Amendment Nos. 1 through 12	Filed herewith.

10.1	Agreement with the Nebraska Department of Agriculture	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.2	Contract Labor Agreement with Allen Sievertsen	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC Registration No. 333-60580, as amended (the “1933 Act Registration Statement”) filed on May 10, 2001.

10.3	Design Build Contract with Fagen, Inc. and ICM, Inc. dated November 30, 2001	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 filed on March 29, 2002.

10.4	Contract Change Order to the Design Build Contract dated August 7, 2002 between the Company and Fagen, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.5	Track Agreement dated August 29, 2002 between the Company and Nebraska Northeastern Railroad Company	Incorporated by reference to the Company’s Form 10-QSB for the period ended September 30, 2002 filed on November 14, 2002.

10.6	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57748)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.7	Promissory Note, dated January 20, 2004, to Stearns Bank, National Association (Loan No. 57749)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.8	Promissory Note, dated January 20, 2004 to Stearns Bank, National Association (Loan No. 57750)	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.9	Business Loan Agreement, dated January 20, 2004 with Stearns Bank, National Association	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

10.10	Commercial Loan Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.11	Promissory Note dated February 22, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.12	Promissory Note dated February 22, 2005 to Midwest Bank for a revolving line of credit	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

Exhibit Number	Description	Method of Filing
10.13	Commercial Security Agreement with Union Bank and Midwest Bank, dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.14	Real Estate Deed of Trust dated February 22, 2005 in favor of Union Bank and Midwest Bank	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2005.

10.15	Agreement dated March 24, 2003, between the Company and Rite Way Oil & Gas Co., Inc.	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2004, filed on March 31, 2005.

10.16	Ethanol Production Credit Agreement dated September 5, 2001, between the Company and the State of Nebraska	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2004, filed on March 31, 2005.

10.17	Risk Management and Ethanol Marketing Contract dated May 31, 2005, by and among the Company, FC Stone, LLC, and Eco-Energy, Inc.*	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2005 filed on August 15, 2005.

10.18	Subscription Agreement dated December 28, 2005, with Val-E Ethanol, LLC	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.19	Commercial Loan Agreement with Union Bank, dated December 28, 2005	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.20	Promissory Note dated December 28, 2005 to Union Bank for a single advance term loan	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2005.

10.21	Extension Agreement dated February 22, 2006 with Midwest Bank, N.A.	Incorporated by reference to the Company’s Form 8-K filed on February 28, 2006.

10.22	Membership Interest Purchase Agreement with US BioEnergy Corporation and Val-E Ethanol LLC dated April 30, 2006	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2006

10.23	Commercial Loan Agreement with Union Bank dated May 23, 2006	Incorporated by reference to the Company’s Form 8-K filed on May 26, 2006

10.24	Promissory Note dated May 23, 2006 to Union Bank for a multiple advance revolving operating line of credit	Incorporated by reference to the Company’s Form 8-K filed on May 26, 2006

10.25	Agreement Between Owner and Design/Builder dated July 14, 2006 with ICM, Inc.	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2006 filed on August 14, 2006.

10.26	Credit Agreement dated January 5, 2007 with Union Bank	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2006 filed on April 2, 2007.

10.27	Amendment to Real Estate Deed of Trust dated January 5, 2007 in favor of Union Bank	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2006 filed on April 2, 2007.

10.28	Promissory Note dated January 5, 2007 to Union Bank for advances pursuant to Credit Agreement dated January 5, 2007	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2006 filed on April 2, 2007.

10.29	Promissory Note dated January 5, 2007 for advances pursuant to Credit Agreement dated January 5, 2007	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2006 filed on April 2, 2007.

* –	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

Exhibit Number	Description	Method of Filing
10.30	Risk Management and Ethanol Marketing Contract dated October 16, 2006, by and among the Company, FC Stone, LLC, and Eco-Energy, Inc.*	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2006 filed on April 2, 2007.

10.31	Grain Procurement Contract dated April 26, 2007, by and between the Company and J.E. Meuret Grain Co., Inc.*	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2007.

10.32	Ethanol Marketing Contract dated December 3, 2007, by and between the Company and Aventine Renewable Energy, Inc.*	Filed herewith.

14.1	Husker Ag, LLC Code of Ethics for Principal Executive and Senior Financial Officers adopted by the Board of Directors on March 26, 2004	Incorporated by reference to the Company’s Form 10-KSB for the period ended December 31, 2003, filed on March 30, 2004.

24.1	Power of Attorney executed by Leonard Wostrel	Filed herewith.

24.2	Power of Attorney executed by Ronald A. Fick	Filed herewith.

24.3	Power of Attorney executed by Stanley Gyberg	Filed herewith.

24.4	Power of Attorney executed by James Hall	Filed herewith.

24.5	Power of Attorney executed by Walter Kittrell	Filed herewith.

24.6	Power of Attorney executed by James Krause	Filed herewith.

24.7	Power of Attorney executed by David Stearns	Filed herewith.

24.8	Power of Attorney executed by J. Alex Thramer	Filed herewith.

24.9	Power of Attorney executed by Gerald Winter	Filed herewith.

99.1	Company’s Trading System Rules and Procedures approved by the Board of Directors on January 22, 2005 and amended as of August 31, 2005	Incorporated by reference to the Company’s Form 8-K filed on August 30, 2005.

31(i).1	Certification of Principal Executive Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

31(i).2	Certification of Principal Financial Officer required by Rule 13a-15(e) and 15d-15(e)	Filed herewith.

32.1	Section 1350 Certifications, adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

* –	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.