Form 10-Q
period 2008-03-31
HUSKER AG  LLC
filed 2008-05-15
CIK 1133555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008; or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2008, the Company had 30,130 membership units issued and outstanding.

HUSKER AG, LLC

INDEX TO 10-Q FOR THE QUARTERLY

PERIOD ENDED MARCH 31, 2008

ITEM 1:	FINANCIAL STATEMENTS

Husker Ag, LLC

Balance Sheets

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$2,966,748	$503,951
Restricted cash	2,452,316	1,452,316
Short term investments	6,582,008	2,882,617

Total cash and cash equivalents	12,001,072	4,838,884
Certificate of deposit – restricted	1,000,000	2,000,000
Accounts receivable – Trade	6,762,390	6,905,507
Inventories	6,974,972	3,965,644
Trading securities	4,425,000	8,782,500
Margin account	91,258	265,125
Option and futures contracts	8,850,301	7,976,495
Prepaid expenses	473,595	576,456

Total current assets	40,578,588	35,310,611

Property and Equipment, at cost
Land	84,318	84,318
Plant buildings and equipment	87,064,573	85,548,776
Other equipment	1,166,126	1,138,858
Office building	298,675	298,675
Vehicles	202,044	202,044
Construction in progress	40,109	903,465

	88,855,845	88,176,136
Less accumulated depreciation	12,849,107	11,246,527

	76,006,738	76,929,609

Investments	294,237	298,637

Other Assets
Debt origination costs, net of accumulated amortization; March 31, 2008—$57,388 and December 31, 2007 – $47,870	308,457	317,975
Sales tax receivable – long term	1,297,433	1,297,433
Deposit on construction	—	73,572

	$118,485,453	$114,227,837

Liabilities and Members’ Equity
Current Liabilities
Accounts payable	$3,918,730	$5,952,204
Current maturities of long-term debt	6,923,587	5,126,729
Retainage payable	—	24,300
Margin account	122,209	263,671
Option and futures contracts	301,150	1,862,761
Accrued property taxes	450,897	242,071
Distribution payable	1,958,450	—
Accrued expenses	969,911	755,519

Total current liabilities	14,644,934	14,227,255

Long-term Debt	30,147,847	29,420,581
Members’ Equity – 30,130 Units	$73,692,672	$70,580,001

	$118,485,453	$114,227,837

See Notes to Financial Statements

Husker Ag, LLC

Statements of Income

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Net Sales
Ethanol sales	$34,324,343	$14,556,815
Distillers grain sales	5,915,532	2,774,537
Energy production credits	438,814	418,775

	40,678,689	17,750,127

Cost of Sales	33,108,396	9,665,837
Cost of Sales-Related Parties	2,031,557	1,577,319

Loss (Gain) on Option and Futures Contracts	(5,085,812)	1,147,023

Total Cost of Sales	30,054,141	12,390,179

Gross Profit	10,624,548	5,359,948

Selling, General and Administrative Expenses	734,134	587,145

Income from Operations	9,890,414	4,772,803

Other Income (Expense)
Other income	13,508	51,909
Unrealized loss on securities	(4,357,500)	(4,147,500)
Interest income	100,440	237,430
Interest expense	(575,742)	—

	(4,819,294)	(3,858,161)

Net Income	$5,071,120	$914,642

Basic Earnings Per Membership Unit	$168.31	$32.30

Weighted Average Units Outstanding	30,130	28,319

Distributions Declared Per Membership Unit	$65	$70

See Notes to Financial Statements

Husker Ag, LLC

Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Operating Activities
Net income	$5,071,120	$914,642
Items not requiring (providing) cash
Depreciation and amortization expense	1,677,860	597,706
Unrealized loss on trading securities	4,357,500	4,147,500
Interest earned on certificates of deposit	25,289	(6,463)
Loss (gain) on option and futures contracts	(5,085,812)	1,147,023
Changes in
Accounts receivable	143,118	(692,489)
Inventories	(3,009,327)	(438,153)
Margin account	2,682,801	(1,028,700)
Prepaid expenses and other	79,175	237,306
Accounts payable and accrued expenses	332,494	(13,888)

Net cash provided by operating activities	6,274,218	4,864,484

Investing Activities
Purchase of certificates of deposit	—	(1,500,000)
Refund of long term investment capital	2,365	—
Proceeds from sale of certificates of deposit	1,000,431	—
Purchases of property and equipment and deposit	(2,638,949)	(13,407,970)

Net cash used in investing activities	(1,636,153)	(14,907,970)

Financing Activities
Issuance of long-term debt	3,043,270	—
Equity raised in rights offering	—	14,812,000
Rights offering costs	—	(103,488)
Payments on long-term debt	(519,147)	(588,859)
Payment of debt origination costs	—	(326,189)

Net cash provided by financing activities	2,524,123	13,793,464

Increase in Cash and Cash Equivalents	7,162,188	3,749,978

Cash and Cash Equivalents, Beginning of Period	4,838,884	5,532,022

Cash and Cash Equivalents, End of Period	$12,001,072	$9,282,000

Supplemental Cash Flows Information
Interest paid (net of amount capitalized)	$533,647	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Accounts payable incurred for site development and construction in progress	$1,001,150	$4,577,087

Distributions payable	$1,958,450	$2,109,100

See Notes to Financial Statements

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Husker Ag, LLC (the Company), a Nebraska Limited Liability Company, was formed August 29, 2000 and is located in Plainview, Nebraska. Prior to formation of the LLC, the Company operated as a partnership. The Company was organized to obtain equity investors and debt financing to construct, own and operate an ethanol plant with an annual production capacity of approximately 27 million gallons. Construction began in 2001 and operations commenced in March 2003. After the completion in December 2007 of a 40 million gallon plant expansion described in Note 9, Husker Ag’s ethanol plants convert roughly 26 million bushels of corn into approximately 70 million gallons of ethanol per year. The Company’s products include fuel grade ethanol sold in limited markets throughout the United States and distillers grain sold in surrounding counties in Nebraska. The Company extends unsecured credit to its customers, with credit extended to one customer of approximately 66% and 82% of trade accounts receivable as of March 31, 2008 and December 31, 2007, respectively. Substantially all ethanol sales are made to one broker.

Basis of Presentation

The accompanying financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The balance sheet as of December 31, 2007 has been derived from the audited balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K Annual Report 2007 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, cash equivalents consisted primarily of a retail repurchase agreement and short-term institutional financial investment trusts.

The Company maintains its cash accounts primarily at two financial institutions. At times throughout the periods and at March 31, 2008 and December 31, 2007, the Company’s cash and certificate of deposit balances at individual institutions exceeded federally insured limits. The Company believes it is not exposed to any significant credit risk on cash. The Company is required by a bank to maintain certain cash reserves to secure letter of credit obligations.

The Company maintains cash in short-term institutional financial investment trusts at a financial institution and the financial institution pledges securities as collateral to secure the balance held under the agreement.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

Restricted cash is comprised of two letters of credit issued by Union Bank and Trust for Northeast Nebraska Public Power, $218,916, and Kinder Morgan, $2,233,400, for collateral security agreements. The certificate of deposit totaling $1,000,000 is also restricted by Kinder Morgan for collateral security agreement discussed further in Note 5 – Long term debt.

Inventories

Inventories are stated at the lower of cost or market. Cost on raw materials is determined using last cost and average cost under the first-in, first-out (FIFO) method. Cost on finished goods is determined using average cost under the FIFO method. Inventories were comprised of the following at:

	March 31, 2008	December 31, 2007
Raw materials, enzymes and additives	$3,966,818	$2,299,443
Work-in-progress	1,015,499	879,316
Finished goods	1,992,655	786,885

	$6,974,972	$3,965,644

Other Assets

The deposit on construction amount was comprised of a $4,475,000 deposit requirement with ICM, Inc. for the construction of a 40 million gallon plant (Note 9). Two million dollars was required at the time of signing the Letter of Intent, which was executed on April 4, 2006. An additional $2 million was required when the Company’s members approved the plant expansion project. The supermajority vote was obtained on June 26, 2006 at the 2006 Annual Meeting of Members and payment was remitted on June 28, 2006. The final deposit payment of $475,000 was made upon the signing of a Notice to Proceed dated October 15, 2006. Of this total deposit amount, $4,475,000 and $4,401,428 has been reclassified to capital asset accounts as a part of progress payments made to ICM, Inc as of March 31, 2008 and December 31, 2007, respectively.

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

Debt origination costs, net of accumulated amortization, amounted to $308,457 and $317,975 at March 31, 2008 and December 31, 2007, respectively. Amortization expense for the periods ended March 31, 2008 and 2007 was $9,519 and $6,134 respectively.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

Investments

The Company’s securities investments that are bought and held for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Unrealized holding losses on such securities, which were reported on the Company’s income statement for the periods ending March 31, 2008 and 2007 were $4,357,500 and $4,147,500 respectively.

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

Investments in securities are summarized as follows at March 31, 2008:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$—	$(1,570,234)	$4,425,000

Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	4,939	1,697	—	250,000

Available-for-sale securities	49,176	—	—	—	49,176

	$6,287,774	$4,939	$1,697	$(1,570,234)	$4,724,176

Investments in securities are summarized as follows at December 31, 2007:

	Cost Basis	Accrued Interest	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Trading securities:
Common stock	$5,995,234	$—	$2,787,266	$—	$8,782,500

Held-to-maturity:
Debt instruments (maturity greater than one year)	243,364	3,732	2,904	—	250,000

Available-for-sale securities	51,541	—	—	—	51,541

	$6,290,139	$3,732	$2,790,170	$—	$9,084,041

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

March 31, 2008

Note 1: Nature of Operations and Summary of Significant Accounting Policies - continued

It is the accounting policy of the Company, to account for investments using the equity method of accounting when the investment represents 20% – 50% ownership of the investment entity. The Company uses the cost basis method when the investment is less than 20% ownership of the investment entity.

On November 3, 2006, Husker Ag executed a Subscription Agreement to purchase two shares of Ethanol Risk Management, SPC, Ltd., a Cayman Islands insurance company (ERM). This is a captive insurance company which provides a portion of the property and casualty insurance for its owners. Husker Ag invested $51,541 total to participate in the two available “Portfolios” (one for property insurance and one for general liability and workers compensation or casualty insurance) for less than 4 percent ownership. ERM returned capital contributions of $2,365 in March 2008 which brings the cost basis to $49,176.

Property and Equipment

Property and equipment are depreciated over the estimated useful life of each asset which ranges from 3 to 30 years. Annual depreciation is primarily computed using the straight-line method.

The Company capitalized interest costs as a component of construction in progress, based on weighted-average rates for borrowing. Total interest incurred for the periods ended March 31, 2008 and 2007 was:

	2008	2007
Interest costs capitalized	$16,906	163,578

Interest costs charged to expense	575,742	—

Total interest incurred	$592,648	163,578

It is the Company’s accounting policy to capitalize interest on capital expenditures. In accordance with this policy for the periods ended March 31, 2008 and 2007, $16,906 and $163,578, respectively, of interest has been capitalized using the Company’s average interest rate and has been included on the balance sheet in the Construction in progress account or the project’s capital related accounts.

Note 2: Members’ Equity

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 2: Members’ Equity - continued

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

Note 3: Commitments and Related Parties

At March 31, 2008, the Company had entered into agreements to purchase 17,203,838 bushels of corn at an average price of $5.08 per bushel to be delivered between January 2008 and April 2011. One hundred thirteen contracts totaling 791,000 bushels are with related parties.

At March 31, 2008, the Company had a contract for the sale of approximately 261,000 gallons of ethanol with a price of $1.46 per gallon with delivery from April through June 2008.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 3: Commitments and Related Parties - continued

The Company has transactions in the normal course of business with various members. Significant related party transactions affecting the financial statements are approximately as follows:

	March 31, 2008	December 31, 2007
Balance Sheets
Accounts receivable	$57,900	$48,400
Accounts payable	102,800	248,700

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Statements of Income
Distillers grain sales	$241,100	$422,000
Corn purchases	2,031,600	1,577,000

Note 4: Fair Value Measurements

The Company has determined the fair value of certain assets through application of SFAS No. 157, Fair Value Measurements.

Fair value at March 31, 2008:

	Fair Value	Level 1
Trading securities	$4,425,000	$4,425,000
Options and futures contracts	8,549,151	8,549,151

Total Assets	$12,974,151	$12,974,151

Fair value at December 31, 2007:

	Fair Value	Level 1
Trading securities	$8,782,500	$8,782,500
Options and futures contracts	6,113,734	6,113,734

Total Assets	$14,896,234	$14,896,234

Financial assets valued using Level 1 inputs are based on unadjusted quoted market prices within active markets.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 5: Long-term Debt

Long-term debt consists of the following as of:

	March 31, 2008	December 31, 2007
Construction note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $25,000,000. Six months following Substantial Completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at March 31, 2008 was 6.1194%.	$25,000,000	$23,059,987
Revolving note payable to Union Bank and Trust Company which is a multiple advance loan during the construction period with maximum borrowings of $10,000,000. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3 -year period. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted and payable quarterly. The rate at March 31, 2008 was 6.1194%.	4,146,051	3,042,793
Note payable to Union Bank and Trust Company due in monthly principal installments of $119,050 plus accrued interest. The note bears interest at a fixed rate of 6.2% for five years. On February 22, 2010 the interest will be adjusted to a fixed rate of 3% above the Treasury 2 year Constant Maturity Rate. The note matures on February 22, 2012 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	5,595,150	5,952,300
Note payable to Northeast Nebraska Public Power District due in monthly installments of $3,438 through June 2013. The note bears interest at a fixed rate of 4.127%. The note is collateralized by a letter of credit in the amount of $218,916 expiring August 2, 2008. The letter of credit requires the Company to maintain cash at the bank in an amount equal to the letter of credit.	194,419	202,669
Note payable to Union Bank and Trust Company due in monthly installments of $89,497. The note bears interest at a fixed rate of 6.85% for five years. The note matures on January 4, 2011 and is collateralized by substantially all assets of the Company and a first deed of trust on real property.	2,135,814	2,289,561

Total long-term debt	37,071,434	34,547,310
Less current maturities	6,923,587	5,126,729

	$30,147,847	$29,420,581

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 5: Long-term Debt - continued

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

On August 9, 2007, the Company provided the transporter with a Letter of Credit issued by Union Bank & Trust Company in the amount of $3,233,400. This Letter of Credit provides the transporter with credit support for thirty percent (30%) of Husker Ag’s ten-year commitment under the Precedent Agreement. This Letter of Credit requires the Company to maintain cash or its equivalent in the bank in an amount equal to the Letter of Credit. Union Bank is using a $1,000,000 certificate of deposit and the restricted cash amount to satisfy this restriction as discussed in Note 1.

Future annual maturities of long-term debt as of March 31, 2008 are as follows:

Twelve Months Ending March 31,	Long-Term Debt
2009	$6,923,587
2010	6,059,127
2011	5,195,501
2012	4,919,098
2013	3,611,360
Thereafter	10,362,761

$37,071,434

The Company was in compliance with all loan covenants with their primary lender at March 31, 2008.

On January 5, 2007, the Company signed a Credit Agreement with Union Bank and Trust Company, Lincoln, Nebraska (Union Bank), whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. This plant expansion project, which commenced in October 2006, added approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. As of March 31, 2008, there was $5,853,949 available to be drawn, due to draws on the construction and revolving loans as discussed below.

Union Bank made the following loans to the Company on January 5, 2007, pursuant to the Credit Agreement and the resultant promissory notes:

Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction were available under the Construction Loan until ‘“substantial completion” of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. In accordance with the terms of the Credit

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 5: Long-term Debt - continued

Agreement, and pursuant to an informal agreement between the parties on the meaning of this term, Husker Ag and Union Bank have agreed that for purposes of the Credit Agreement, “substantial completion” of the plant expansion occurred on December 20, 2007. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following substantial completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. The company has drawn $25,000,000 as of March 31, 2008 on the construction loan. The loan bears interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted monthly and payable quarterly. The rate at March 31, 2008 was 6.1194%.

Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and there is $5,853,949 available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below. The company has drawn $4,146,051 as of March 31, 2008 on the revolving loan.

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 5: Long-term Debt - continued

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

Mandatory Additional Principal Payments – Free Cash Flow. In addition to the scheduled principal payments provided above, the Company would be required to make an annual payment applied to principal in an amount equal to 10% of available Free Cash Flow beginning in May 2008.

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

Free Cash Flow is defined as the Company’s annual net income, minus an amount equal to 36% of the net income (as an estimated tax rate); plus the respective calendar year depreciation and amortization expense; minus allowed capital expenditures and principal payments to Union Bank and other authorized creditors. Pursuant to the loan documents there is a free cash flow sweep payment of approximately $936,000 due May 31, 2008, which has been included in current portion of long-term debt on the balance sheet as of March 31, 2008.

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 5: Long-term Debt - continued

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 6: Long-term Lease Agreements

The Company accounts for leases in accordance with SFAS No. 13 in determining whether the lease they have entered into is a capital lease or an operating lease. Upon termination of the Company’s marketing agreements with Eco-Energy in December 2007 (Note 11), Husker Ag was required to assume the railcar leases then being used by Eco-Energy for the benefit of the Company. As a result, on February 19, 2008, the Company entered into a Lease Assignment, Consent and Assumption Agreement with Eco-Energy and Union Tank Car Company, a Delaware corporation (“Union Tank”), whereby Husker Ag agreed to assume each of Eco-Energy’s railcar leases with Union Tank which were applicable to Husker Ag’s marketing agreements with Eco-Energy. On that date, Husker Ag and Union Tank also entered into a Car Service Agreement pursuant to which Union Tank formerly leased each of the applicable railcars to Husker Ag in accordance with the same terms and conditions set forth in Eco-Energy’s various written leases with Union Tank.

Future annual lease obligations as of March 31, 2008 are as follows:

Year Ending,	Operating Lease Obligations
2008	$1,185,095
2009	1,560,960
2010	1,474,335
2011	1,314,635
2012	1,058,400
Thereafter	4,299,400

$10,892,825

Note 7: Energy Production Incentive Credits

The Company is currently participating in a state energy production credit program. Under this program, the Company earns a credit of $0.18 per gallon of ethanol produced, not to exceed 15,625,000 gallons annually and no more than 125,000,000 gallons over a consecutive 96-month period. The program expires June 30, 2012. Credits earned under the state program for the periods ended March 31, 2008 and 2007 are $438,814 and $418,775, respectively.

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

Note 9: Plant Expansion Project; Design-Build Agreement

The Company’s completed plant expansion project, which was approved by the Company’s members at the 2006 Annual Meeting of Members held on June 26, 2006, added approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations. The total cost of the project was estimated to be approximately $63 million.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 9: Plant Expansion Project; Design-Build Agreement - continued

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

Note 10: Corn Procurement Agreement

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

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 11: Marketing Agreements - continued

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

FASB also issued FASB No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2007 (see Note 4). FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of FASB Statement 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). The deferral is not available, however, to entities that issued interim or annual financial statements reflecting the measurement and disclosure provisions of Statement 157 before February 12, 2008, the issuance date of FSP FAS 157-2.

Husker Ag, LLC

Notes to Financial Statements

March 31, 2008

Note 12: Recent Accounting Pronouncements - continued

FASB has recently issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement achieves these improvements be requiring disclosure of fair values of derivative instruments and their gains and losses as well as information about the Company’s liquidity by requiring disclosure of derivative features that are credit risk-related. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is reviewing this pronouncement for application to its accounting procedures.

Note 13: Subsequent Events

On April 2, 2008, US Bio Energy, Inc completed a merger with VeraSun Energy Corporation, a corporation operating in the ethanol industry. As a result of the merger, the Company’s holdings of 750,000 shares of common stock in US Bio Energy, Inc. classified as trading securities were converted to 607,500 shares of common stock in VeraSun Energy Corporation.

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

Overview

Husker Ag, LLC, a Nebraska limited liability company f/k/a Husker Ag Processing, LLC (“Husker Ag” or the “Company”), owns and operates two ethanol plants located near Plainview, Nebraska. Husker Ag’s business consists of the production of ethanol and an ethanol co-product, distillers grains. The Company began grinding corn and producing ethanol in March 2003. After the plant expansion described below, Husker Ag’s ethanol plant will now convert, on an annual basis, roughly 26 million bushels of corn into approximately 70 million gallons of ethanol per year. The ethanol plant will also now produce over 420,000 tons annually of animal feed known as distillers grain, which may be sold as distillers dried grain with solubles, distillers modified wet grain and distillers wet grain.

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

Results of Operations for the three months ended March 31, 2008 and 2007

The following table shows sales and revenues, cost of sales, gain or loss on options, operating expenses and other items as a percentage of total sales and revenues as derived from the Company’s Statements of Income for the three months ended March 31, 2008 and 2007. This table should be read in conjunction with the Company’s financial statements and accompanying notes under Item 1 of this Form 10-Q:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Sales and revenues	$40,678,689	100.0%	$17,750,127	100.0%
Cost of sales	(35,139,953)	(86.4)%	(11,243,156)	(63.3)%
Gain (loss) on option and futures contracts	5,085,812	12.5%	(1,147,023)	(6.5)%

Gross profit	10,624,548	26.1%	5,359,948	30.2%
Selling, general and administrative expenses	(734,134)	(1.8)%	(587,145)	(3.3)%

Operating income	9,890,414	24.3%	4,772,803	26.9%
Interest expense	(575,742)	(1.4)%	—	0.0%
Unrealized loss on securities	(4,357,500)	(10.7)%	(4,147,500)	(23.4)%
Interest and other income	113,948	0.3%	289,339	1.6%

Net income	$5,071,120	12.5%	$914,642	5.1%

Plant Expansion Impact on the Results of Operations

Husker Ag began construction on a plant expansion in October 2006. See “General Developments” below for additional information about the plant expansion. The expansion is a stand alone plant adjacent to the Company’s original plant which added approximately 40 million gallons per year of ethanol production capacity to the Company’s existing operations, more than doubling the Company’s current production capacity. While there are still a few outstanding issues regarding the construction, the plant expansion was generally operational by the end of 2007, with start-up and testing being performed in December 2007 and January 2008.

With the new plant operational for most of the quarter, the Company produced approximately 150% more ethanol during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. As a result, the above table and the commentary below, as well as the Company’s financial statements and accompanying notes, should be read within that context.

Net Sales

The Company’s net sales include ethanol sales, distillers grain sales and energy production credits. For the three months ended March 31, 2008 and 2007, ethanol sales comprised 84.4% and 82.0%, respectively, of total net sales. Distillers grain sales comprised 14.5% and 15.6% of the Company’s total net sales for the quarter ended March 31, 2008 and 2007, respectively; while energy production credits make up the remaining 1.1% and 2.4% of the Company’s total net sales for the first quarter of 2008 and 2007, respectively.

Net sales for the three months ended March 31, 2008 increased by approximately 129% over the same period from the prior year. This increase in net sales for the first quarter of 2008 compared to the first quarter of 2007 resulted from an increase in ethanol sales of approximately $19.8 million, and an increase of approximately $3.1 million in distillers grain sales. These individual categories of net sales are discussed further below.

Ethanol Sales

Ethanol sales for the first quarter of 2008 have increased by 135.8% over the same quarter from the prior year. This was primarily due to an increase of 147.8% in the gallons sold for the first quarter of 2008 over the first quarter of 2007 due to the plant expansion. This increase was offset by a 5% decrease in selling price per gallon sold for the period ending March 31, 2008 compared to same period in 2007.

At March 31, 2008, the Company had forward contracts for the sale of approximately 261,000 gallons of ethanol with a fixed price of $1.46 per gallon to be delivered from April through June 2008. All other gallons produced are marketed under a marketing pool by Aventine Renewable Energy.

Distillers Grain Sales

Sales of distillers grain increased by approximately $3.1 million, or 113.2% for the first quarter of 2008 compared to the first quarter of 2007. This sales increase is largely due to a 129.9% increase in the production of distillers grain for the first quarter of 2008 compared to the first quarter of 2007 due to the additional product produced by the plant expansion. This is was partially offset by a decrease of 7.3% in the average selling price of distillers grain resulting largely from the increased volume.

Energy Production Credits

Energy production credits are derived entirely from the State of Nebraska. Net sales included approximately $439,000 of energy production credits for the three months ended March 31, 2008, which is approximately $20,000 more than the net production credits earned in the first quarter of 2007. Variances in the Company’s state credits from one quarter over a prior year quarter are largely due to the Company’s production during the period, and therefore this increase is due to a 2% increase in ethanol production for the first quarter of 2008 compared to the first quarter of 2007 for the original plant. While the Company may earn marginally more or less credits from the State of Nebraska in one quarter versus another, the state credits earned by the Company on an annual basis have remained relatively constant historically (see discussion regarding the Nebraska credit program below). The Company expects that the producer credits from the State of Nebraska should remain relatively consistent for the remainder of 2008 (subject to appropriate financing by the Nebraska Legislature; see “Risk Factors” below).

The Company’s net income for the first quarter of 2008 without the energy production credits included in net sales would have been approximately $4.6 million (compared to actual net income of approximately $5.1 million).

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

Gain/Loss on Option and Futures Contracts

In an attempt to minimize the effects of the volatility of corn and natural gas costs and other inputs on operating profits, in the past 24 months, Husker Ag has taken hedging positions in corn and natural gas futures and option markets. Similarly, in an attempt to minimize the effects of market volatility of the Company’s gas-plus forward contracts for the sale of ethanol, Husker Ag has also taken hedging positions in unleaded gas and ethanol futures and options markets.

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

On April 26, 2007, the Company terminated its agreement with Husker Trading, Inc. and retained J.E. Meuret Grain Co., Inc., to exclusively procure for the Company its corn needs for the operation of the Company’s existing plants. See Note 10 to the Company’s financial statements included above for additional information regarding the Company’s corn procurement agreement with J.E. Meuret Grain Co., Inc.

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

The Company uses natural gas as its main source of energy. Natural gas prices have historically fluctuated significantly. An increase in the price of natural gas has a direct impact on the Company’s costs to produce ethanol. For this reason, in January 2005, the Company began purchasing option and futures contracts on natural gas for the first time. However, the Company did not enter into any option and futures contracts on natural gas during the first quarter of 2008, and did not have any such contracts outstanding on March 31, 2008. During the first quarter of 2008, the Company renewed its participation in the management procurement fund with Cornerstone Energy through March 2010. This fund is intended to help even out the price fluctuations in the Company’s natural gas purchases.

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

The Company’s net income for the three months ended March 31, 2008, included net realized and unrealized gain on option and futures contracts in the approximate amount of $5.1 million. This amount consists of a gain of approximately $5.1 million on corn contracts and a gain of approximately $6,000 on ethanol and unleaded gas related contracts.

Market conditions during the first quarter of 2008 were very favorable for the Company’s option and futures contracts on corn. The Company cannot predict whether it will realize gains or losses on option and futures contracts in the future.

By comparison, the Company’s net income for the three months ended March 31, 2007, included net realized and unrealized loss on option and futures contracts in the approximate amount of $1.1 million. This amount consists of a loss on corn contracts of approximately $993,000 and a loss on unleaded gas contracts of approximately $154,000. Market conditions for corn during the first quarter of 2007 were relatively unfavorable for the Company’s option and futures contracts creating this loss.

Cost of Sales

Husker Ag’s cost of sales includes production expenses. Largely due to increased corn costs, the Company’s cost of sales increased substantially as a percentage of total sales, in the first quarter of 2008 over the first quarter of 2007. For the three months ended March 31, 2008 and 2007, the Company’s cost of sales, as a percentage of total net sales, was 86.4% and 63.3%, respectively. In actual dollars, cost of sales, excluding any gain or loss on option and futures contracts, increased by 212.6% from the first quarter of 2008 compared to the first quarter of 2007. Cost of sales primarily consists of purchases of corn and both natural gas and natural gasoline. Natural gas is used in the production process while natural gasoline is used as a denaturant.

Corn costs comprised 83.4% and 58.1% of total cost of sales for the three months ended March 31, 2008 and 2007 respectively. Natural gas and the denaturant made up 16.0% and 17.3% of total cost of sales for the first quarter of 2008 and 2007, respectfully.

Cost of sales increased primarily due to the Company’s increase in ethanol production of approximately 150% due to the start up of the plant expansion. However, another reason for the increase in cost of sales was the increase of over 44% in the Company’s average price of corn for the first quarter of 2008 compared to the first quarter of 2007. As a result of the increased production and corn prices, the Company’s corn costs increased by approximately $17.9 million in the three months ended March 31, 2008 compared to the first quarter in 2007. In addition, natural gas and denaturant costs increased approximately $2.7 million largely due to increased production.

Overall the cost to produce a gallon of ethanol in the first quarter of 2008 increased by over 30% from the first quarter of 2007. With the price of corn at historical levels, Husker Ag expects to continue to experience relatively high production costs through the remainder of 2008. Thereafter, because the Company’s cost of sales is so dependent upon the corn and gas markets, Husker Ag’s cost of production will largely depend upon what happens in the corn market, and to a lesser degree, what happens in the gas market. See section entitled “Risk Factors” below.

Selling, General and Administrative Expenses

For the three months ended March 31, 2008 and 2007, the Company’s selling, general and administrative expenses, as a percentage of total net sales excluding energy production credits, were 1.8% and 3.4%, respectively. In actual dollars, the Company’s selling, general and administrative expenses increased by $147,000 or 25% for the first quarter of 2008 compared to 2007. This increase was largely due to some additional administrative expenses in 2008 due to the plant expansion project. Given the expected increase in sales from the plant expansion, Husker Ag anticipates that it will incur some economies of scale on its selling, general and administrative expenses which should decrease significantly from prior years as a percentage of the Company’s net sales. However, depending on the results of the Company’s deregistration process (see “General Developments” below), the Company may continue to incur additional expenditures for Sarbanes Oxley compliance.

Interest and Other Income; and Unrealized Loss on Securities

Interest and other income for the three months ended March 31, 2008, consisted of approximately $100,000 of interest income, an unrealized loss on securities of approximately $4.4 million and $14,000 of other income. For the three months ended March 31, 2007, the Company had interest income of approximately $237,000, an unrealized loss on securities of approximately $4.1 million and other income of $52,000. Interest income was slightly lower in the first quarter of 2008 primarily due to lower interest rates on investments than for the same period of 2007 coupled with the receipt of proceeds from the rights offering early in the first quarter of 2007.

The unrealized loss on securities of $4.4 and $4.1 million is an adjustment of the Company’s US BioEnergy stock to fair market value in accordance with GAAP treatment for trading securities. By way of comparison, during 2006, all in the fourth quarter, Husker Ag reported an unrealized gain on securities of approximately $6.8 million for this investment. See “General Developments” below for additional information on the Company’s investment in US BioEnergy (now VeraSun Energy Corporation).

Interest Expense

The Company incurred approximately $593,000 of interest costs during the first quarter of 2008. However, approximately $17,000 of this interest was capitalized for the plant expansion project (see the financial statements and specifically Note 1). As a result, interest expense for the three months ended March 31, 2008 was approximately $576,000. The total interest incurred during the first quarter of 2008 compared to total interest incurred in the approximate amount of $164,000 for the three months ended March 31, 2007, an increase of approximately $429,000. This increase was due to the Company’s borrowings in 2007 and 2008 to complete the plant expansion. See the section entitled “Liquidity and Capital Resources” below for discussion on the Company’s long-term debt.

Net Income

Net income for Husker Ag for the three months ended March 31, 2008 was approximately $5.1 million consisting mostly of income from operations of approximately $9.9 million, along with approximately $14,000 of other income and $100,000 of interest income, and partially offset by approximately $4.4 million of unrealized loss on securities and $576,000 of interest expense.

By comparison, the Company experienced net income for the three months ended March 31, 2007 in the approximate amount of $915,000, largely due to income from operations of approximately $4.8 million, $52,000 of other income and $237,000 of interest income, partially offset by offset by approximately $4.1 million of unrealized loss on securities.

For the reasons set forth above, the Company’s net income for the first quarter of 2008 was approximately $4.2 million more than the first quarter of 2007.

Liquidity and Capital Resources

The Company’s liquidity and capital resources continue to be affected by the plant expansion which is discussed in detail below. See “General Developments” below for further discussion on this expansion.

As of March 31, 2008, the Company had current assets of approximately $40.6 million, including cash and cash equivalents of approximately $12 million and the Company had total assets of approximately $118.5 million. As of March 31, 2008, the Company had current liabilities totaling approximately $14.6 million. As of March 31, 2008, the Company’s ratio of current assets to current liabilities was 2.77 to one, compared to 2.48 to one as of December 31, 2007.

As of March 31, 2008, the Company had total members’ equity of approximately $73.7 million, or $2,445.82 per unit. This compares to total members’ equity of approximately $70.6 million, or $2,342.52 per unit as of December 31, 2007, and approximately $59.2 million, or $1,965.71 per unit as of March 31, 2007. Total members’ equity increased by approximately $3.1 million during the three months of 2008 due to net income for the period in the amount of approximately $5.1 million, offset by distributions declared in the amount of $1,958,450.

Cash Flow from Operating Activities. The operating activities of Husker Ag for the three months ended March 31, 2008, generated approximately $6.3 million of net cash flow. The net cash from operating activities includes, among several other material items, net income in the approximate amount of $5.1 million.

Cash Flow from Investing Activities. For the three months ended March 31, 2008, net cash used in investing activities totaled approximately $1.6 million which included $1.0 million of proceeds from sales of certificates of deposit and offset by approximately $2.6 million to purchase property and equipment.

Cash Flow from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2008, totaled approximately $2.5 million, which consisted of proceeds from long term debt of approximately $3 million offset by net payments on long-term debt ($519,147).

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

Since that date, Union Bank has been the Company’s primary and sole lender. On March 31, 2008, in addition to the plant expansion loan discussed below, the Company had the following outstanding loan obligations with Union Bank:

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

Loan Covenants. Each of these Commercial Loan Agreements with Union Bank require lender approval prior to making distributions to Husker Ag members in excess of 36% of the Company’s net income determined on both a year-to-date and annual basis. Distributions may be made up to this 36% limitation without lender approval so long as Husker Ag complies with certain conditions including compliance with all financial loan covenants determined after giving effect to such distribution. In addition, Husker Ag must obtain prior approval from Union Bank for any capital improvements in excess of $1,700,000 for 2008; such capital improvement limit may be amended annually with the approval of Union Bank. The Commercial Loan Agreements also impose a number of other covenants, stating that Husker Ag must maintain: (i) a minimum tangible net worth of $20,500,000; (ii) working capital of not less than $2,500,000; and (iii) a debt coverage ratio of 1.2:1 measured at the end of each year (“debt coverage ratio” is defined as net income plus depreciation plus interest on term debt divided by principal plus interest on term debt).

While these loan terms and covenants remain in effect, the Company will be subject to additional terms and more restrictive loan covenants pursuant to its Credit Agreement with Union Bank signed on January 5, 2007, for purposes of financing the plant expansion project. Those terms and covenants are explained in detail below. As explained below, some of these terms and covenants were effective as of January 5, 2007, while others were not effective until December 20, 2007, with the “substantial completion” of the plant expansion, as this is defined in the Credit Agreement and per agreement between Husker Ag and Union Bank.

When the Company paid the cash distribution of $2,109,100 to its members on April 3, 2007, Husker Ag was in noncompliance with one of its loan covenants with Union Bank. This distribution amounted to approximately 40% of Husker Ag’s year-to-date net income, which was in excess of the 35% distribution guideline in the Company’s loan covenants. On May 7, 2007, Union Bank notified the Company that while it would not waive the covenant, the bank would not take any action for this violation. Husker Ag was back in compliance with this loan covenant before the end of April 2007. As of March 31, 2008, the Company was in compliance with all of its loan covenants with Union Bank.

Plant Expansion Loan. On January 5, 2007, the Company signed a Credit Agreement with Union Bank, whereby Union Bank agreed, subject to the terms and conditions set forth in the Credit Agreement, to provide the Company up to $35,000,000 of debt financing to be used for the construction of the Company’s plant expansion project. See “General Developments” below for information regarding the plant expansion project. As of March 31, 2008, Husker Ag had borrowed $29,146,051 from Union Bank pursuant to this Credit Agreement.

On January 5, 2007, the Company had the following loan commitments with Union Bank pursuant to the Credit Agreement and the resultant promissory notes:

1. Construction Loan – multiple advance loan during the construction period with maximum borrowings of $25,000,000. Advances for construction were available under the Construction Loan until substantial completion of the plant expansion project, as defined in the Credit Agreement, or February 15, 2008, whichever occurs first. Union Bank and Husker Ag agreed that for purposes of this financing, substantial completion was as of December 20, 2007. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during the construction period and thereafter until converted into a term loan. Six months following substantial completion of the plant expansion project, the Construction Loan will convert into a term loan which would be repayable on a quarterly basis over a 7-year period, subject to the possible mandatory additional payments described below. As of March 31, 2008, the Company had borrowed $25,000,000 under this Construction Loan.

2. Revolving Loan – multiple advance revolving loan with maximum borrowings of $10,000,000. Advances are restricted to the construction of the plant expansion project, and are available under the Revolving Loan until the expiration of 39 months after the Construction Loan has been paid in full or matures, whichever occurs first, but no later than June 1, 2018. The Credit Agreement requires the Company to pay interest on the outstanding principal indebtedness on a quarterly basis during this loan advancement period. Three months after the final maturity or payment of the Construction Loan, whichever is earlier, but no later than September 1, 2015, the Revolving Loan will convert into a term loan which would be repayable on a quarterly basis over a 3-year period, subject to the possible mandatory additional payments described below. As of March 31, 2008, the Company had borrowed $4,146,051 under this Revolving Loan.

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

Additional material terms of the debt financing from Union Bank are as follows:

Interest Rate. The Credit Agreement provides for the same interest rate for both loans. Until the first principal payment is due under the Construction Loan (six months after substantial completion), each of the loans will accrue interest at the one month London Interbank Offered Rate (LIBOR) plus 3.00% adjusted monthly. As of March 31, 2008, the rate on each of the loans was 6.1194%.

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

Covenants/restrictions. The primary financial covenants and restrictions, all determined in accordance with generally accepted accounting principles, as applied on a consistent basis, would include the following:

•

Beginning with the month in which substantial completion occurs, the Company must maintain working capital of not less than $6,000,000; this calculation will include any unadvanced portion of the Company’s existing revolving term commitment.

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

Exchange of Investment in Val-E Ethanol, LLC for Investment in US BioEnergy Corporation

In December 2005, the Company purchased a 24.1% interest in Val-E Ethanol, LLC, a Nebraska limited liability company (“Val-E Ethanol”), which was created to construct, own and operate a 45-million gallon per year ethanol plant located near Ord, Nebraska (which was completed in 2006). The Company purchased 1,200 units of Val-E Ethanol for $5,000 per unit for an aggregate total of $6,000,000. Husker Ag borrowed $4,500,000 for the purchase of this interest. See “Liquidity and Capital Resources” above for additional information regarding this loan.

Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, was then the majority owner of Val-E Ethanol. On February 16, 2006, US BioEnergy Corporation (“US BioEnergy”), announced that it was acquiring Platte Valley Fuel Ethanol, LLC. That transaction closed on April 30, 2006. Subsequent to that announcement, US BioEnergy offered to acquire the remaining membership interests in Val-E Ethanol for shares of common stock in US BioEnergy. The Company and each of the other minority owners of Val-E Ethanol agreed to this proposed exchange.

As a result, on May 2, 2006, the Company executed a Membership Interest Purchase Agreement with US BioEnergy, whereby the Company agreed to exchange its entire interest in Val-E Ethanol for 3,000,000 shares of common stock of US BioEnergy. More information about US BioEnergy is available on its website at www.USbioenergy.net.

On August 3, 2006, US BioEnergy filed a Form S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”) announcing its intention to proceed with an initial public offering (“IPO”). In December 2006, the SEC declared US BioEnergy’s registration statement effective and US BioEnergy completed its IPO. Until its merger with VeraSun Energy Corporation (discussed below), US BioEnergy’s stock had been listed on the NASDAQ Stock Market under the symbol “USBE”. On April 2, 2008, the merger with VeraSun was completed. The stock is now listed on the NYSE under the symbol “VSE”.

Following a 1 for 4 reverse stock split that occurred concurrently with the IPO, the number of Husker Ag’s shares in US BioEnergy was reduced from 3,000,000 to 750,000 shares.

Husker Ag’s shares in US BioEnergy (now VeraSun) are “restricted securities” under Rule 144 of the Securities Act of 1933, or Rule 144, which may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144. In addition to any restrictions on the sale of Husker Ag’s shares in US BioEnergy under federal securities laws, the Company entered into a lock-up agreement with US BioEnergy in September 2006. Under this agreement, except for certain specified exceptions, Husker Ag could not sell or otherwise transfer its shares in US BioEnergy for 180 days after the date that the final prospectus was filed with the SEC by US BioEnergy. As a result, Husker Ag was not able to sell its shares in US BioEnergy until June 2007.

The Company holds these 750,000 shares in common stock of US BioEnergy as trading securities; and upon the consummation of the pending VeraSun merger (discussed below), the Company will hold approximately 607,500 shares of common stock of VeraSun as trading securities. See Note 1 o the Company’s financial statements included above for additional information regarding the Company’s accounting for this investment.

Update on Investment in US BioEnergy. On November 29, 2007, US BioEnergy announced that it had entered into a merger agreement with VeraSun Energy Corporation, a Brookings, South Dakota based company (“VeraSun”). The merger closed on April 2, 2008. Under the merger agreement on April 2, 2008, 0.81 share of VeraSun common stock was issued for each outstanding share of US BioEnergy common stock, and as a result, Husker Ag received 607,500 shares of VeraSun common stock in exchange for its 750,000 shares of US BioEnergy common stock. The combined entity retained the VeraSun name and trades under VeraSun’s existing NYSE ticker symbol, “VSE”. The combined company has 11 ethanol production facilities in operation and six additional facilities under construction. More information about VeraSun is available on its website at www.verasun.com.

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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. However, as of March 31, 2008, the Company had receivables from it current ethanol marketer, Aventine Renewable Energy, Inc. (“Aventine”), amounting to 66% of the total trade receivables. Aventine is a re-seller of ethanol and therefore its customers are indirectly a part of the Company’s customer base. The Company acknowledges the potential credit risk from this large customer and monitors these receivables accordingly. To date, Aventine has paid its invoices in accordance with its agreement with the Company. Should Aventine’s purchases from the Company decrease for any reason, the Company currently has sufficient demand for its products and Management would expect to find other customers. See the section entitled “Marketing and Distribution Methods – Ethanol” below for information regarding the Company’s agreement with Aventine.

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

Employees

As of May 15, 2008, Husker Ag had a total of 47 employees managing and operating the ethanol plant facility. Husker Ag is not subject to any collective bargaining agreements and has not experienced any work stoppages. Husker Ag management considers its relationship with its employees to be good.

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

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any arrangements which meet the definition of an off-balance sheet arrangement as provided in the SEC regulations.

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

Commodity Price Risk

Husker Ag uses derivative financial instruments as part of an overall strategy to manage market risk. It uses forward, option and futures contracts to hedge changes to the commodity prices of ethanol, corn, natural gas and unleaded gas. The Company does not typically enter into derivative instruments for any reason other than cash flow hedging purposes; it does not enter into these derivative financial instruments for trading or speculative purposes. (For additional information, see “Gain/Loss on Option and Futures Contracts” above under “Results of Operations for the three months ended March 31, 2008 and 2007”).

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

As of March 31, 2008, the Company only owned option or futures contracts for the purpose of hedging corn, unleaded gas and ethanol. However, the Company has owned such contracts in the past for the purposes of hedging its natural gas purchases as further below.

Although Husker Ag believes that its hedge positions accomplish an economic hedge against future purchases, they do not match the gain or loss on the Company’s hedge positions to the specific commodity purchase or sale being hedged. Husker Ag is using fair value accounting for its hedge positions, which means as the current market price of the Company’s hedge positions changes, the gains and losses are immediately recognized on the Company’s income statement as gain or loss on option and futures contracts. Based on long and short positions on corn held by the Company at March 31, 2008, a 10% increase or decrease in the cash price of corn would impact the fair value of the Company’s derivative instruments by approximately $3.65 million.

The Company’s immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2008, the fair value of the Company’s derivative instruments for corn is a net asset in the amount of $8,938,839. There are several variables that could affect the extent to which the Company’s derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or unleaded gas. However, commodity cash prices will likely have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

With the completion of the plant expansion, the Company estimates that its expected corn usage is approximately 26 million bushels per year for the production of approximately 70 million gallons of ethanol. As of March 31, 2008, Husker Ag had approximately 73.2% of its expected corn usage for 2008 protected by cash purchase contracts through December 2008. In addition, as of March 31, 2008, Husker Ag had cash, futures, and option contract price protection in place for approximately 20.4% of the Company’s expected corn usage through December 2008. As corn prices move in reaction to market trends, Husker Ag’s income statement may be affected depending on the impact such market movements have on the value of the Company’s derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but they are undertaken with the purpose of producing long-term positive results for the Company.

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

The Company is also exposed to market risk from changes in ethanol prices. To manage this risk, the Company has entered into ethanol sale agreements with its customers to provide ethanol in the future at a fixed price. As of March 31, 2008, the Company had forward contracts in place for the sale of approximately 261,000 gallons of ethanol to be delivered through June 2008. Husker Ag may continue to sell ethanol into 2008 to attempt to further reduce the Company’s risk for price decreases. See “Risk Factors” below for additional information regarding this price risk.

In addition, in the past, the Company has purchased option and futures contracts on unleaded gas and ethanol to hedge its outstanding gas-plus contracts for the sale of ethanol. The purpose of these contracts is to partially offset any losses recognized on such unleaded gas contracts with a corresponding increase in the value of the Company’s outstanding gas-plus forward contracts for the sale of ethanol. It did have option contracts on unleaded gas and ethanol outstanding at March 31, 2008. As of March 31, 2008, the fair value of the Company’s derivative instruments for ethanol and unleaded contracts is a net liability in the amount of $420,638.

Interest Rate Risk

The Company’s interest rate risk exposure pertains primarily to its long-term debt and its line of credit. As of March 31, 2008, Husker Ag has approximately $37 million outstanding in long-term debt with Union Bank and Trust Company. The interest rate on the Company’ primary note with Union Bank, approximately $5.6 million of this total debt, is fixed at 6.2% through February 2010, at which time the interest rate will be adjusted to the then 2-year Treasury Constant Maturity Rate plus 3.00%. The Val-E Loan, which accounts for the majority of the remaining debt in the approximate amount of $2.1 million as of March 31, 2008, has a fixed interest rate of 6.85% through January 2011.

On January 5, 2007, Husker Ag entered into a Credit Agreement with Union Bank for a maximum loan balance of $35 million to help finance the plant expansion. Subject to performance pricing described above, this debt will accrue interest at the three month LIBOR plus 3.00% adjusted monthly. When payments are scheduled to begin on this debt, Husker Ag may select a fixed interest rate for all or a portion of this debt on the Federal Home Loan Bank 3-year or 5-year advanced rate plus 3.00%. The Company will make this decision based upon market conditions at the time. The Company currently has $29.1 million outstanding on this credit agreement with the first payment expected in the second quarter of 2008.

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

The Principal Executive Officer and Principal Financial Officer have previously identified material weaknesses in the Company’s controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. In connection with the filing of this Form 10-Q, the Principal Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, which took into account the remedial actions outlined below, these officers concluded that the previously reported material weakness in the Company’s controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements, had been improved from a material weakness to a significant deficiency.

However, these officers have concluded that as of March 31, 2008, the Company continues to have a material weakness in both its lack of segregation of duties for its accounting functions and in its lack of adequate monitoring controls to ensure that information generated for financial reporting purposes is complete and accurate.

The material weaknesses in the Company’s disclosure controls and procedures were first identified and reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 15, 2005. These weaknesses were identified by our Principal Financial Officer and our then Principal Executive Officer in conjunction with the evaluation of the Company’s disclosures and procedures that was performed as of March 31, 2005. The officers identified these material weaknesses in conjunction with their discussions with the Company’s audit committee and its then independent accountants. Due to the limited size and technical accounting experience of our accounting staff, the Company has had weaknesses in its disclosure controls and procedures since it commenced operations in 2003. However, the Principal Executive Officer and Principal Financial Officer did not identify these weaknesses as material until the evaluation of the Company’s disclosure controls and procedures that was performed as of March 31, 2005. Since that time, with one exception as of September 30, 2007 (as discussed below), each of these weaknesses has been identified as material until the evaluation performed in conjunction with this Form 10-Q where certain weaknesses were reduced to significant deficiencies. Similarly, when filing the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, the Principal Executive Officer and Principal Financial Officer had also identified these weaknesses as significant deficiencies rather than material weaknesses as of September 30, 2007. However, as reported in the Company’s 2007 Annual Report on Form 10-K, these specific weaknesses were again determined to be material as of December 31, 2007.

A “significant deficiency” is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies, that adversely affect the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of March 31, 2008, the Principal Executive Officer and Principal Financial Officer had identified the following specific significant deficiencies and material weaknesses in the Company’s controls over its financial reporting processes:

1.

Significant Deficiency. During the course of their engagement, it was necessary for our independent accountants to propose certain changes to our statement of cash flows and the notes to our financial statements, resulting in a significant deficiency. Specifically, in the notes to the Company’s internally prepared financial statements, (i) the future annual maturities of the

Company’s long-term debt as of March 31, 2008, were not classified correctly; and (ii) certain footnote disclosure required revision to comply with a new accounting pronouncement. In addition, in the statement of cash flows, a partial reclassification was required between two line items related to the Company’s hedge account, both of which are reported in the cash flows from operations.

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

In light of the foregoing, management is in the process of developing additional procedures to help address these issues. As of March 31, 2008, the Company had taken the following remedial actions:

1.	The Company engaged Milo Belle Consultants, LLC as an independent accounting consulting firm to assess the Company’s internal controls as well as its financial reporting function. Milo Belle was hired to assist the Company with its internal controls and procedures including the Company’s efforts to segregate duties with a limited accounting staff. At the completion of its assessment, Milo Belle is expected to work with the Company’s management in the design of necessary remediation of the noted weaknesses. While the bulk of the review work was performed during 2007, the final report, along with the proposed recommendations and remediation, is expected to be issued sometime in 2008.

2.	To address the former weakness in our financial reporting function, during the second quarter of 2007, the Company engaged Christianson & Associates, an independent accounting firm to provide an external compilation of our quarterly (and annual) financial statements before submission to the Company’s independent accountants. While this was a limited scope engagement, Christianson & Associates assisted our accounting personnel in the compilation of the financial statements that were submitted to our independent accountants for their review.

3.	During the first quarter of 2008, the Company began implementing certain preliminary recommendations by Milo Belle which can be satisfied with our existing personnel, such as the implementation of certain review and approval documentation procedures related to the corn purchasing function.

4.	The Company continues to have appropriate accounting personnel pursuing continuing education and training to improve their skill and abilities and to become more qualified in the financial reporting function.

Management believes that the foregoing actions have improved and will continue to improve the Company’s disclosure controls and procedures. And, as a result of these ongoing remediation efforts, the material weakness in our control over the financial reporting processes has been classified as a significant deficiency as of March 31, 2008. Husker Ag’s management, with the oversight of the audit committee, will continue to identify and take steps to remedy any material weakness or significant deficiency and enhance the overall design and capability of the Company’s control environment.

(b) Changes in Internal Controls: During the Company’s first fiscal quarter ended March 31, 2008, we have taken the actions set forth above that are intended to help remediate the material weaknesses and significant deficiencies identified above. Specifically, we engaged a professional accounting consulting firm to review and assess our internal controls and we began to implement some of their preliminary recommendation; engaged a professional accounting firm to provide a professional external compilation of our financial statements before submission to our independent accountants; and continued to pursue continuing education for our accounting staff. Other than the changes identified above, there have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management can not assure that the changes implemented in the Company’s internal control over financial reporting during the first quarter of 2008 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

The Company has not been informed of any material pending legal proceedings.

ITEM 1A:	RISK FACTORS

Our business is subject to a number of risks and uncertainties. In addition to other information contained in this quarterly report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as the following factors for a description of material risks facing us. In light of developments during the second quarter, we have decided to update those Risk Factors as set forth below. These factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this quarterly report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

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

Update for 2008 Legislative Session: The 2008 Nebraska Unicameral legislative session ended on April 17, 2008. The legislature considered some funding mechanisms to help ensure that LB 536 remains funded. However, none of the applicable legislative bills were voted on during the legislative session.

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

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations. Under the RFS, the U.S. Environmental Protection Agency, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or “EPA”, determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. In addition, the Energy Act of 2007 allows any other person subject to the requirements of the RFS or the EPA Administrator to file a petition for such a waiver. Recently, the Governors of the States of Texas and Connecticut, along with several United States Senators, have requested such a waiver. Any waiver of the RFS with respect to one or more states could adversely offset demand for ethanol and could have a material adverse effect on our results of operations and our financial condition.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Articles of Organization, as amended	Incorporated by reference to the Company’s Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002

3.2	Second Amended and Restated Operating Agreement of the Company, dated as of November 30, 2007, and including Amendment Nos. 1 through 12	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2007 filed on March 31, 2008

31(i).1	Certification of Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

31(i).2	Certification of Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a)	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008.	By:	/s/ Mike Kinney
Mike Kinney, Chairman of the Board,
President and Director
(Principal Executive Officer)

Date: May 15, 2008.	By:	/s/ Robert E. Brummels
Robert E. Brummels, Treasurer and Director
(Principal Financial Officer)